Form 10-Q
period 2018-09-30
1895 Bancorp of Wisconsin, Inc.
filed 2018-12-21
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 333-227223

1895 Bancorp of Wisconsin, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Federal	Pending
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of Principal Executive Offices)	(Zip Code)

(414) 421-8200

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 21, 2018.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

EXPLANATORY NOTE

1895 Bancorp of Wisconsin, Inc. (the “Company,” “we” or “our”) is being formed to serve as the mid-tier stock holding company for PyraMax Bank, FSB (“PyraMax Bank”) upon the reorganization of PyraMax Bank into the two-tier mutual holding company structure. As of September 30, 2018, the reorganization had not been completed. As of September 30, 2018, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to PyraMax Bank.

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of PyraMax Bank at and for the year ended December 31, 2017 contained in the Company’s definitive prospectus dated November 6, 2018 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 15, 2018.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PYRAMAX BANK, FSB

BALANCE SHEETS

(In thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and due from banks	$8,784	$12,497
Fed funds sold	172	—

Cash and cash equivalents	8,956	12,497
Available for sale securities, stated at fair value	66,875	88,955
Loans held for sale	901	217
Loans, net of allowance for loan and lease losses of $3,242 and $3,093, respectively	369,973	331,206
Federal Home Loan Bank stock, at cost	1,525	1,436
Premises and equipment, net	7,851	7,661
Mortgage servicing rights, net	2,137	2,270
Accrued interest receivable	1,223	1,214
Cash value of life insurance	13,302	13,732
Other assets	10,101	9,173

TOTAL ASSETS	$482,844	$468,361

Liabilities and Equity
Deposits	$392,296	$389,291
Advance payments by borrowers for taxes and insurance	10,571	385
Federal Home Loan Bank advances	36,668	34,693
Accrued interest payable	343	340
Other liabilities	5,217	4,658

Total liabilities	445,095	429,367

Retained earnings	39,705	39,782
Accumulated other comprehensive loss, net of income taxes	(1,956)	(788)

Total equity	37,749	38,994

TOTAL LIABILITIES AND EQUITY	$482,844	$468,361

See accompanying notes to financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF OPERATIONS

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)
Interest and dividend income:
Loans, including fees	$3,819	$3,234	$10,906	$9,669
Securities
Taxable	407	520	1,312	1,577
Other	10	17	31	25

Total interest and dividend income	4,236	3,771	12,249	11,271

Interest expense:
Interest-bearing deposits	983	749	2,654	2,088
Borrowed funds	117	101	394	353

Total interest expense	1,100	850	3,048	2,441

Net interest income	3,136	2,921	9,201	8,830
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,136	2,921	9,201	8,830

Noninterest income:
Service charges and other fees	217	216	632	660
Loan servicing	189	187	521	602
Net gain on sale of loans	137	221	574	584
Net gain on sale of securities	—	—	67	—
Increase in cash surrender value of insurance	106	101	305	309
Other	145	15	178	50

Total noninterest income	794	740	2,277	2,205

Noninterest expense:
Salaries and employee benefits	2,233	1,876	7,182	5,769
Foreclosed assets, net	6	(1)	7	6
Advertising and promotions	36	33	89	77
Data processing	187	283	546	829
Occupancy and equipment	420	391	1,243	1,240
FDIC assessment	127	63	290	192
Other	668	745	2,385	2,213

Total noninterest expense	3,677	3,390	11,742	10,326

Income (loss) before income taxes	253	271	(264)	709

Provision (credit) for income taxes	8	86	(186)	(4,503)

Net income (loss)	$245	$185	$(78)	$5,212

See accompanying notes to financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)
Net income (loss)	$245	$185	$(78)	$5,212

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(258)	(226)	(1,533)	893
Reclassification adjustment for gains realized in net income	—	—	(67)	—

Other comprehensive (loss) income before income tax effect	(258)	(226)	(1,600)	893
Income tax effect of other comprehensive (loss) income items	(70)	(88)	(432)	348

Other comprehensive (loss) income, net of income tax	(188)	(138)	(1,168)	545

Comprehensive income (loss)	$57	$47	$(1,246)	$5,757

See accompanying notes to financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(78)	$5,212
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net amortization of investment securities	695	106
Depreciation	488	522
Write-down and loss on disposal of premises and equipment	8	—
Net gain on sale of investment securities	(67)	—
Deferred income tax benefit	(517)	(4,403)
Originations of mortgage loans held for sale	(44,173)	(47,796)
Proceeds from sales of mortgage loans held for sale	44,074	48,859
Net gain on sale of mortgage loans held for sale	(585)	(584)
Decrease (increase) in cash value of life insurance	430	(308)
Changes in operating assets and liabilities:
Mortgage servicing rights	133	101
Accrued interest receivable and other assets	(419)	2,021
Accrued interest payable and other liabilities	562	(2,412)

Net cash provided by operating activities	551	1,318

Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	14,392	—
Maturities, prepayments, and calls of securities available for sale	5,892	9,468
Purchase of securities available for sale	—	(2,083)
Net increase in loans	(38,767)	(13,880)
Capital expenditures for premises and equipment	(686)	(405)
Net (increase) decrease in Federal Home Loan Bank stock	(89)	733

Net cash used in investing activities	(19,258)	(6,167)

Cash Flows From Financing Activities
Net increase in deposits	3,005	18,043
Net increase in advance payments by borrowers for taxes and insurance	10,186	9,347
Proceeds from issuance of Federal Home Loan Bank advances	2,000	—
Principal payments on Federal Home Loan Bank advances	(25)	(13,523)

Net cash provided by financing activities	15,166	13,867

Net increase (decrease) in cash and cash equivalents	(3,541)	9,018
Cash and cash equivalents at beginning of period	12,497	7,779

Cash and cash equivalents at end of period	$8,956	$16,797

Supplemental cash flow information:
Cash paid during the year for interest	$3,045	$2,410
Cash paid during the year for income taxes	—	16

See accompanying notes to financial statements.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PyraMax Bank, FSB (the “Bank”) is chartered as a federal mutual savings bank. The Bank operates as a full-service financial institution, providing a full range of financial services, including the granting of commercial, residential and consumer loans, and acceptance of deposits from individual customers and small businesses in the metropolitan Milwaukee, Wisconsin area. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. In addition, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

On September 5, 2018, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”). The Plan has been approved by the Board of Governors of the Federal Reserve System by letter dated October 17, 2018, by the Office of the Comptroller of the Currency by letter dated October 18, 2018, and by the Federal Deposit Insurance Corporation by letter dated October 31, 2018. The Plan must also be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting of members to be held on December 21, 2018. Pursuant to the Plan, the Bank proposes to reorganize into a mutual holding company form of ownership. The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company to be organized under the laws of the United States, which will be named 1895 Bancorp of Wisconsin, Inc (the “Company”). Pursuant to the Plan, the Company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (the “ESOP”), which will subscribe for up to 3.92% of the common stock of the new holding company to be outstanding upon the completion of the reorganization and stock issuance. the Company will offer 45% of its to-be-outstanding common on a priority basis to the Bank’s eligible members, the ESOP, a charitable foundation and certain other persons. 1895 Bancorp of Wisconsin, MHC will be organized as a mutual holding company under the laws of the United States and will own the remaining 55% of the to-be-outstanding common stock of the Company upon completion of the reorganization and stock issuance.

The costs of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. As of September 30, 2018, the Bank had incurred deferred reorganization costs of $413.

The accompanying unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the accompanying unaudited interim financial statements contain all normal recurring adjustments necessary to present fairly the financial positions results of operations, changes in equity and cash flows for the periods presented.

The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s definitive prospectus, dated November 6, 2018 (the “Prospectus”), as filed with the Securities and Exchange Commission on November 15, 2018.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the fair values of securities, financial instruments and mortgage servicing rights, and the valuation of deferred income tax assets. Actual results could differ from those estimates.

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies and define an “emerging growth company.” As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer companies. If such standards would not apply to non-issuer companies, no deferral would be applicable. The Company intends to take advantage of the benefits of the extended transition periods allowed under the JOBS Act.

Accordingly, the Company’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer companies.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 2 – RECENT ACCOUNTING STANDARDS

The Bank recently adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects that result from re-measuring deferred tax assets and liabilities related to accumulated other comprehensive income for the newly enacted federal corporate income tax rate. The Bank adopted this new accounting standard for the year ended December 31, 2017. As a result, the Bank elected to reclassify $130 of stranded tax effects from accumulated other comprehensive income to undivided profits as of December 31, 2017.

ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU requires premiums on callable debt securities to be amortized to the earliest call date. The Bank adopted this accounting standard for the year ended December 31, 2017.

The following ASUs have been issued by the FASB and may impact the Bank’s financial statements in future reporting periods:

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently assessing the impact of adopting ASU 2016-13 on its financial statements.

ASU 2016-02, Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balances sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of adopting ASU 2016-02 on the Bank’s financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. This ASU applies to all entities that hold financial assets or owe financial liabilities, and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this ASU 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement to disclose the fair values of financial instruments measured at amortized cost for entities that are not public business entities; 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair values required to be disclosed for financial instruments measured at amortized cost; 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim period within fiscal years beginning after December 31, 2019. Early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Bank’s financial statements.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2018. Adoption of ASU No. 2014-09 is not expected to have a material impact on the Bank’s financial statements.

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized costs and fair values of securities available-for-sale were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,482	$17	$(298)	$11,201
Government-sponsored mortgage-backed securities	53,543	3	(2,410)	51,136
Corporate collateralized mortgage obligations	437	2	—	439
Asset-backed securities	3,844	9	—	3,853
Corporate bonds	—	—	—	—
Certificates of deposit	249	—	(3)	246

Total	$69,555	$31	$(2,711)	$66,875

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$20,545	$243	$(158)	$20,630
Government-sponsored mortgage-backed securities	61,218	41	(1,235)	60,024
Corporate collateralized mortgage obligations	696	6	—	702
Asset-backed securities	4,835	9	(12)	4,832
Corporate bonds	1,246	5	—	1,251
Certificates of deposit	1,495	21	—	1,516

Total	$90,035	$325	$(1,405)	$88,955

The amortized costs and fair values of securities available-for-sale, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, expected maturities will differ from contractual maturities for mortgage-backed securities, as the expected repayment terms may be less than the underlying mortgage pool contractual maturities. Therefore, these securities are not included in the maturity categories in the maturity summary below.

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due within one year	$1,927	$1,925
Due within one year through five years	6,319	6,150
Due within five years through ten years	3,485	3,372
Due after ten years	—	—
Mortgage-related securities	53,980	51,575
Asset-backed securities	3,844	3,853

Total	$69,555	$66,875

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$2,112	$(16)	$6,289	$(282)	$8,401	$(298)
Government-sponsored mortgage-backed securities	11,801	(358)	39,145	(2,052)	50,946	(2,410)
Corporate collateralized mortgage obligations	160	—	1	—	161	—
Asset-backed securities	833	—	—	—	833	—
Certificates of deposit	246	(3)	—	—	246	(3)

Total	$15,152	$(377)	$45,435	$(2,334)	$60,587	$(2,711)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$1,435	$(18)	$5,866	$(140)	$7,301	$(158)
Government-sponsored mortgage-backed securities	18,507	(131)	36,176	(1,104)	54,683	(1,235)
Corporate collateralized mortgage obligations	8	—	—	—	8	—
Asset-backed securities	—	—	936	(12)	936	(12)
Certificates of deposit	249	—	—	—	249	—

Total	$20,199	$(149)	$42,978	$(1,256)	$63,177	$(1,405)

At September 30, 2018 and December 31, 2017, respectively, the Bank had 56 and 48 debt securities with unrealized losses representing aggregate depreciation of approximately 4% and 2% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Proceeds from sales of securities available-for-sale	$—	$—	$14,392	$—
Gross realized gains	—	—	137	—
Gross realized losses	—	—	(70)	—

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial:
Real estate	$184,953	$156,991
Land	2,169	2,687
Other	32,846	19,715
Residential real estate:
First mortgages	108,061	106,120
Construction	4,785	3,358
Consumer:
Home equity and lines of credit	37,850	42,344
Other	2,036	2,495

Subtotal	372,700	333,710
Net deferred loan fees	515	589
Allowance for loan and lease losses	(3,242)	(3,093)

Loans, net	$369,973	$331,206

The Bank provides several types of loans to its customers, including commercial, residential, construction and consumer loans. Significant loan concentrations are considered to exit for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While the Bank’s credit risks are geographically concentrated within the metropolitan Milwaukee, Wisconsin area, there are no concentrations with individual borrowers or groups of related borrowers.

During the normal course of business, the Bank may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2018 and December 31, 2017, respectively, the Bank had transferred $6,200 and $9,074 in participation loans to other financial institutions, all of which were being serviced by the Bank.

An analysis of past due loans is presented below:

	September 30, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$184,953	$184,953
Land	—	303	303	1,866	2,169
Other	—	—	—	32,846	32,846
Residential real estate:
First mortgages	277	414	691	107,370	108,061
Construction	—	—	—	4,785	4,785
Consumer:
Home equity and lines of credit	80	25	105	37,745	37,850
Other	3	—	3	2,033	2,036

Total	$360	$742	$1,102	$371,598	$372,700

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	December 31, 2017
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$6	$—	$6	$156,985	$156,991
Land	—	303	303	2,384	2,687
Other	—	—	—	19,715	19,715
Residential real estate:
First mortgages	2,156	56	2,212	103,908	106,120
Construction	—	—	—	3,358	3,358
Consumer:
Home equity and lines of credit	526	124	650	41,694	42,344
Other	11	1	12	2,483	2,495

Total	$2,699	$484	$3,183	$330,527	$333,710

There were no loans 90 days or more past due and accruing interest as of September 30, 2018 or December 31, 2017.

A summary of activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended September 30, 2018
Allowance for loan and lease losses
Beginning balance	$1,380	$1,250	$462	$3,092
Provision for loan and lease losses	—	—	—	—
Loans charged-off	—	—	(84)	(84)
Recoveries	49	—	185	234

Ending balance	$1,429	$1,250	$563	$3,242

Three months ended September 30, 2017
Allowance for loan and lease losses
Beginning balance	$1,355	$1,230	$463	$3,048
Provision for loan and lease losses	—	—	—	—
Loans charged-off	—	—	(26)	(26)
Recoveries	5	5	37	47

Ending balance	$1,360	$1,235	$474	$3,069

Nine months ended September 30, 2018
Allowance for loan and lease losses
Beginning balance	$1,368	$1,247	$478	$3,093
Provision for loan and lease losses	—	—	—	—
Loans charged-off	—	—	(118)	(118)
Recoveries	61	3	203	267

Ending balance	$1,429	$1,250	$563	$3,242

Nine months ended September 30, 2017
Allowance for loan and lease losses
Beginning balance	$1,344	$1,225	$439	$3,008
Provision for loan and lease losses	—	—	—	—
Loans charged-off	—	—	(34)	(34)
Recoveries	16	10	69	95

Ending balance	$1,360	$1,235	$474	$3,069

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

A summary of the allowance for loan and lease losses for loans evaluated individually and collectively for impairment is presented below:

	September 30, 2018
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$938	$1,322	$—	$2,260
Collectively evaluated for impairment	219,030	111,524	39,886	370,440

Total loans	$219,968	$112,846	$39,886	$372,700

Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$12	$—	$12
Collectively evaluated for impairment	1,429	1,238	563	3,230

Total allowance for loan and lease losses	$1,429	$1,250	$563	$3,242

	December 31, 2017
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$2,529	$1,888	$—	$4,417
Collectively evaluated for impairment	176,864	107,590	44,839	329,293

Total loans	$179,393	$109,478	$44,839	$333,710

Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$230	$—	$230
Collectively evaluated for impairment	1,368	1,017	478	2,863

Total allowance for loan and lease losses	$1,368	$1,247	$478	$3,093

The Bank regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan and lease losses. The credit quality indicators monitored differ depending on the class of loan.

Pass ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

Watch and Special Mention ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

Substandard ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

A summary of the Bank’s internal risk ratings of loans is presented below:

	September 30, 2018
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$179,127	$4,423	$1,403	$184,953
Land	1,826	40	303	2,169
Other	27,971	4,707	168	32,846

Total	$208,924	$9,170	$1,874	$219,968

	December 31, 2017
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$144,763	$9,786	$2,442	$156,991
Land	2,384	—	303	2,687
Other	14,505	5,178	32	19,715

Total	$161,652	$14,964	$2,777	$179,393

There were no loans rated Doubtful or Loss as of September 30, 2018 and December 31, 2017.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	September 30, 2018
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$106,941	$1,120	$108,061
Construction	4,785	—	4,785
Consumer:
Home equity and lines of credit	37,661	189	37,850
Other	2,036	—	2,036

Total	$151,423	$1,309	$152,732

	December 31, 2017
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$105,083	$1,037	$106,120
Construction	3,358	—	3,358
Consumer:
Home equity and lines of credit	41,819	525	42,344
Other	2,493	2	2,495

Total	$152,753	$1,564	$154,317

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Information regarding impaired loans is presented below:

	As and for the Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal	Reserve		Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—		$—	$—	$—
Land	—	—		—	—	—
Other	—	—		—	—	—
Residential real estate:
First mortgages	97	97		12	72	—
Construction	—	—		—	—	—
Consumer:
Home equity and lines of credit	—	—		—	11	—
Other	—	—		—	190	6

Total impaired loans with reserve	$97	$97		$12	$272	$6

Impaired loans with no reserve:
Commercial:
Real estate	$635	$635	$	N/A	$665	$33
Land	303	303		N/A	303	—
Other	—	—		N/A	25	—
Residential real estate:
First mortgages	1,225	1,502		N/A	1,254	19
Construction	—	—		N/A	—	—
Consumer:
Home equity and lines of credit	—	—		N/A	—	—
Other	—	—		N/A	—	—

Total impaired loans with no reserve	$2,163	$2,440	$	N/A	$2,247	$52

Total impaired loans	$2,260	$2,537		$12	$2,319	$52

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	As and for the Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	378	392	230	394	15
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	$378	$392	$230	$394	$15

Impaired loans with no reserve:
Commercial:
Real estate	$2,024	$2,024	$—	$2,192	$148
Land	303	303	—	303	—
Other	202	202	—	138	3
Residential real estate:
First mortgages	1,510	1,785	—	1,838	89
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with no reserve	$4,039	$4,314	$—	$4,471	$240

Total impaired loans	$4,417	$4,706	$230	$4,865	$255

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of September 30, 2018 and December 31, 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Information regarding troubled debt restructurings is presented below:

September 30, 2018
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
(in thousands)
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Land	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgages	462	2	644	5	1,106	7
Construction	—	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	32	1	32	1
Other	—	—	—	—	—	—

Total	$462	$2	$676	$6	$1,138	$8

December 31, 2017
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
(in thousands)
Commercial:
Real estate	$—	$—	$—	$—	$—	$—
Land	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgages	729	4	795	5	1,524	9
Construction	—	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	34	1	34	1
Other	—	—	—	—	—	—

Total	$729	$4	$829	$6	$1,558	$10

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2018 and 2017.

There were no troubled debt restructurings within the past twelve months for which there was a default during the three or nine months ended September 30, 2018 and 2017. The Bank considers a troubled debt restructuring in default if it becomes past due more than 90 days.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Information on non-accrual loans is presented below:

	September 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans:
Commercial:
Real estate	$—	$—
Land	303	303
Other	20	32
Residential real estate:
First mortgages	1,120	1,128
Construction	—	—
Consumer:
Home equity and lines of credit	189	420
Other	—	4

Total non-accrual loans	$1,632	$1,887

Total non-accrual loans to total loans	0.44%	0.57%
Total non-accrual loans to total assets	0.34%	0.40%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $337,911 and $355,616 as of September 30, 2018 and December 31, 2017, respectively.

A summary of activity in the Bank’s mortgage servicing rights is presented below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Mortgage servicing rights beginning balance	$2,270	$2,421
Additions	131	168
Amortization	(264)	(269)
Sales	—	—

Mortgage servicing rights ending balance	2,137	2,320

Valuation allowance	—	—

Mortgage servicing rights ending balance, net	$2,137	$2,320

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. At September 30, 2018 and December 31, 2017, the model used discount rates ranging from 10% to 15%, respectively, and prepayment speeds ranging from 9% to 36%, respectively, both of which were based on market data from independent organizations.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2018. The actual amortization expense the Bank recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of September 30, 2018:
2018	$187
2019	412
2020	386
2021	360
2022	335
Thereafter	457

Total	$2,137

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	September 30, 2018	December 31, 2017
	(in thousands)
Non-interest bearing checking	$59,973	$62,817
Interest bearing checking	26,755	26,649
Money market	61,485	55,016
Statement savings	56,559	58,566
Certificates of deposit	187,524	186,243

Total	$392,296	$389,291

The Bank held $11,455 and $14,892 in certificates of deposit which met or exceeded the FDIC insurance limit of $250 as of September 30, 2018 and December 31, 2017, respectively.

The scheduled maturities of certificates of deposit are presented below:

September 30, 2018
(in thousands)
2018	$30,731
2019	83,331
2020	58,984
2021	12,567
2022	1,432
Thereafter	479

Total	$187,524

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	September 30, 2018		December 31, 2017
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Open line of credit	2.39%	$12,000	0.88%	$10,000
Fixed rate, fixed term advances	1.13% - 1.50%	24,000	1.13% - 1.50%	24,000
Advance structured note, payments due monthly, maturing February 2030	7.47%	668	7.47%	693

Total		$36,668		$34,693

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	September 30, 2018
	Weighted Average Rate	Amount
	(dollars in thousands)
2018	2.39%	$12,009
2019	1.25%	17,036
2020	7.47%	39
2021	1.45%	7,042
2022	7.47%	46
Thereafter	7.47%	496

Total		$36,668

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.

The Bank maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Bank’s qualifying real estate loans, or a determined percentage of the Bank’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the London InterBank Offered Rate, federal funds or Treasury bill rates. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity. The Bank has pledged approximately $129,076 and $137,400 of qualifying loans as collateral for Federal Home Loan Bank advances as of September 30, 2018 and December 31, 2017, respectively. Federal Home Loan Bank advances are also secured by approximately $1,525 and $1,436 of Federal Home Loan Bank stock held by the Bank as of September 30, 2018 and December 31, 2017, respectively. There were no available and unused funds under this borrowing agreement as of September 30, 2018 and December 31, 2017 due to the level of the Bank’s holdings of Federal Home Loan Bank stock.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Bank sponsors a 401(k) profit sharing covering substantially all employees certain age and minimum service requirements. The Bank may then match a discretionary percentage of each eligible participant’s contribution. Matching contributions were $245 and $257 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 – INCOME TAXES

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law. Management determined there was enough reasonable evidence under current tax laws to reverse the December 31, 2016 valuation allowance of $4,757 in 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Income tax benefit decreased $4,317, or 95.9%, to ($186) for the nine months ended September 30, 2018, compared to ($4,503) during the nine months ended September 30, 2017. Income tax benefit was recognized on the statement of operations during the nine months ended September 30, 2018, at an effective rate of 70.5% of pretax income, compared to an effective rate of (635.1)% during the nine months ended September 30, 2017. The increase in the effective rate primarily resulted from the federal tax rate decrease from 35% to 21% as a result of the Tax Cuts and Jobs Act that was enacted into law on December 31, 2017.

Income tax expense decreased $78, or 90.7%, to $8 during the three months ended September 30, 2018, compared to $86 during the three months ended September 30, 2017. Income tax expense was recognized on the statement of operations during the three months ended September 30, 2018, at an effective rate of 3.1% of pretax income, compared to an effective rate of 31.7% during the three months ended September 30, 2017. The decrease in the effective rate primarily resulted from tax exempt cash surrender value of bank-owned life insurance policies, and a tax benefit from death benefits received from these policies during the three months ended September 30, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements. No material legal proceedings existed at September 30, 2018.

In the normal course of business, the Bank is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.

The Bank’s exposure to credit losses is represented by the contractual, or notional, amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. As some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Bank.

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	September 30, 2018
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$16,235	$49,367	$65,602
Standby letters of credit, variable	—	33	33
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	738	—	738
Commitments to sell loans	—	—	—
Overdraft protection program commitments	4,205	—	4,205

Total	$21,178	$49,400	$70,578

	December 31, 2018
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$8,563	$41,204	$49,767
Standby letters of credit, variable	—	353	353
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	695	—	695
Commitments to sell loans	7,328	—	7,328
Overdraft protection program commitments	4,331	—	4,331

Total	$20,917	$41,557	$62,474

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Commitments to extend credit and commitments to sell loans are agreements to lend to a customer at fixed or variable rates, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; real estate; and stocks and bonds.

Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the financial statements, since recording the fair value of these guarantees would not have a significant impact on the financial statements.

The Bank participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Bank enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Bank receives an agency fee reported as a component of gain on sale of loans. The Bank had $165 of commitments to deliver loans through the Program as of September 30, 2018, and no firm commitments outstanding to deliver loans through the Program at December 31, 2017. Once delivered to the Program, the Bank provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Bank is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Bank receives a fee for this credit enhancement. The Bank records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2018 and December 31, 2017, the Bank had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers and their affiliates is presented below:

	September 30, 2018	December 31, 2017
	(in thousands)
Beginning balance	$1,477	$2,004
New loans	62	202
Repayments	(202)	(729)

Ending balance	$1,337	$1,477

Deposits from directors, executive officers and their affiliates were $1,025 and $926 as of September 30, 2018 and December 31, 2017, respectively.

The Bank utilizes the services of law firms in which certain of the Bank’s directors are partners. Fees paid to the firms for these firms were $12 and $10 for the three months ended September 30, 2018 and 2017, respectively, and $33 and $52 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing an asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 inputs – In general, fair values determined by Level 1 inputs use quoted market prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2 inputs – Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs – Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Bank’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Some assets and liabilities, such as securities available-for-sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the Bank’s valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis.

Securities available-for-sale – Securities available-for-sale may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurements of Level 1 securities are based on the quoted market price of those securities. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities and mortgage-related securities. The fair value measurements of Level 2 securities are obtained from independent pricing services and are based on recent sales of similar securities and other observable market data.

Impaired loans – Loans are not measured at fair value on a recurring basis. However, loans determined to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurements of collateral-dependent impaired loans are based on the fair values of the underlying collateral. Independent appraisals are obtained to determine the fair values of underlying collateral, and generally utilize one or more valuation methodologies, typically includes comparable sales and income approaches. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recently appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and are not considered fair value measurements.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Recurring Fair Value Measurements Using
	September 30, 2018	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$11,201	$—	$11,201	$—
Government-sponsored mortgage-backed securities	51,136	—	51,136	—
Corporate collateralized mortgage obligations	439	—	439	—
Asset-backed securities	3,853	—	3,853	—
Corporate bonds	—	—	—	—
Certificates of deposit	246	—	246	—

		Recurring Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$20,630	$—	$20,630	$—
Government-sponsored mortgage-backed securities	60,024	—	60,024	—
Corporate collateralized mortgage obligations	702	—	702	—
Asset-backed securities	4,832	—	4,832	—
Corporate bonds	1,251	—	1,251	—
Certificates of deposit	1,516	—	1,516	—

Assets measured at fair value on a nonrecurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Recurring Fair Value Measurements Using
	September 30, 2018	Level 1	Level 2	Level 3
	(in thousands)
Loans	$85	$—	$—	$85

		Recurring Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
	(in thousands)
Loans	$148	$—	$—	$148

Loans with a carrying amount of $97 were considered impaired and written down to their estimated fair value of $85 as of September 30, 2018. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $12 as of September 30, 2018. Loans with a carrying amount of $378 were considered impaired and were written down to their estimated fair value of $148 as of December 31, 2017. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $230 as of December 31, 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The following table presents quantitative information about nonrecurring Level 3 fair value measurements:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
	(dollars in thousands)
Impaired loans	$85	Market and/or income approach	Management discount to appraised rates	10-20%

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
	(dollars in thousands)
Impaired loans	$148	Market and/or income approach	Management discount to appraised rates	10-20%

The Bank estimates fair values for all financial instruments, regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents – Fair value approximates the carrying value.

Loans held-for-sale – Fair value is based on commitments on hand from investors or prevailing market prices.

Loans – Fair values of variable rate loans that reprice frequently are based on carrying values. Fair values of other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair values of impaired and other nonperforming loans are estimated using discounted expected future cash flows or the fair value of the underlying collateral, as applicable.

Accrued interest receivable and payable – Fair value approximates the carrying value.

Cash surrender value of bank-owned life insurance – Fair value is based on third-party reported values of the assets.

Federal Home Loan Bank stock – Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank of Chicago.

Deposits and advance payments by borrowers for taxes and insurance – Fair values of deposits with no stated maturity, such as demand deposits, savings and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, are the amounts payable on demand on the reporting date. Fair values of fixed rate time deposits are estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

Federal Home Loan Bank advances – Fair value of fixed rate, fixed term borrowings are estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair values of borrowings with variable rates, or maturing within 90 days, approximate the carrying values of those borrowings.

Commitments – These financial instruments are not generally marketable or subject to sale. Further, interest rates on any amounts drawn under these financial instruments would generally be established at market rates at the time of the draw(s). Fair values of the Bank’s commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit rating and discounted cash flow analyses. The fair values of the Bank’s commitments were not material at September 30, 2018 and December 31, 2017. The contractual amounts of commitments are presented in Note 9.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The carrying values and estimated fair values of financial instruments are presented below:

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$8,956	$8,956	$—	$—
Securities available-for-sale	66,875	—	66,875	—
Loans held-for-sale	901	—	901	—
Loans	369,973	—	—	363,923
Accrued interest receivable	1,223	1,223	—	—
Cash surrender value of bank-owned life insurance	13,302	—	—	13,302
Federal Home Loan Bank stock	1,525	—	—	1,525
Financial liabilities:
Deposits	392,296	204,772	—	185,493
Advance payments made to borrowers for taxes and insurance	10,571	10,571	—	—
Federal Home Loan Bank advances	36,668	—	—	36,119
Accrued interest payable	343	343	—	—

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,497	$12,497	$—	$—
Securities available-for-sale	88,955	—	88,955	—
Loans held-for-sale	217	—	217	—
Loans	331,206	—	—	328,526
Accrued interest receivable	1,214	1,214	—	—
Cash surrender value of bank-owned life insurance	13,732	—	—	13,732
Federal Home Loan Bank stock	1,436	—	—	1,436
Financial liabilities:
Deposits	389,291	203,048	—	185,758
Advance payments made to borrowers for taxes and insurance	385	385	—	—
Federal Home Loan Bank advances	34,693	—	—	34,229
Accrued interest payable	340	340	—	—

The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates to not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business.

Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible assets on the balance sheets. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 13 – EQUITY AND REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about their components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that the Bank met all applicable capital adequacy requirements as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since September 30, 2018 and December 31, 2017 that management believes have changed this category. The Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$35,310	7.4%	$19,049	4.0%	$23,811	5.0%
Risk-based:
Common Tier 1	35,310	9.6%	16,510	4.5%	23,847	6.5%
Tier 1	35,310	9.6%	22,013	6.0%	29,351	8.0%
Total	38,522	10.5%	29,351	8.0%	36,688	10.0%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$34,868	7.4%	$18,975	4.0%	$23,719	5.0%
Risk-based:
Common Tier 1	34,868	11.1%	14,174	4.5%	20,473	6.5%
Tier 1	34,868	11.1%	18,898	6.0%	25,197	8.0%
Total	37,961	12.1%	25,197	8.0%	31,497	10.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2018 and for the three and nine months ended September 30, 2018 is intended to assist in understanding the financial condition and results of operations of PyraMax Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus.

•	The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Fair Value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. PyraMax Bank, FSB estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, PyraMax Bank, FSB estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by PyraMax Bank, FSB can be found in Note 12 of the Notes to Financial Statements.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased $14.5 million, or 3.1%, to $482.8 million at September 30, 2018 from $468.4 million at December 31, 2017. The increase resulted primarily from an increase in net loans of $38.8 million, partially offset by decreases in available-for-sale securities of $22.1 million and cash and cash equivalents of $3.5 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.5 million, or 28.3%, to $9.0 million at September 30, 2018 from $12.5 million at December 31, 2017. The decrease resulted primarily from normal seasonal fluctuations in mortgage escrow accounts.

Net Loans. Net loans increased $38.8 million, or 11.7%, to $370.0 million at September 30, 2018 from $331.2 million at December 31, 2017. The increase resulted from increases in commercial, commercial real estate and residential real estate–first mortgages of $13.1 million, $27.4 million and $3.3 million respectively. These increases were the result of increased marketing efforts, as well as a strong local economy, which drove increased demand for rental units. These increases were partially offset by decreases in home equity and lines of credit and other consumer loans of $4.5 million and $500,000 respectively.

Securities Available-for-Sale. Securities available-for-sale decreased $22.1 million, or 24.8%, to $66.9 million at September 30, 2018 from $89.0 million at December 31, 2017. During this period, $14.4 million of securities were sold to generate liquidity to support loan growth while $5.9 million of principle payments were received.

Deposits. Deposits increased $3.0 million, or 0.8%, to $392.3 million at September 30, 2018 from $389.3 million at December 31, 2017. Money market, certificate of deposit and interest–bearing checking accounts increased $6.5 million, $1.2 million and $100,000 respectively. Money market accounts increased significantly in 2018 due to the addition of two large accounts totaling $18.0 million sourced from the Treasury Management department. These accounts are of a short-term nature and are expected to liquidate by December 31, 2018. Our strategy for deposit generation is to use targeted, special duration certificates of deposit and money market accounts which do not have a negative impact on our normal pricing structure for existing accounts. These increases were partially offset by decreases in noninterest-bearing checking accounts and statement savings accounts of $2.8 million and $2.0 million respectively.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank of Chicago (“FHLB”) advances, totaled $36.7 million at September 30, 2018 compared to $34.7 million at December 31, 2017.

Other Liabilities. Other liabilities increased $10.7 million, or 213.1%, to $15.8 million at September 30, 2018 from $5.0 million at December 31, 2017. Included in other liabilities were mortgage escrow accounts which increased $10.6 million as tax and insurance escrow payments were received.

Total Equity. Total equity decreased $1.2 million, or 3.2%, to $37.7 million at September 30, 2018 from $39.0 million at December 31, 2017. The decrease primarily resulted from $1.2 million net of tax unrealized losses on available-for-sale securities and a net operating loss of $78,000 for the nine months ended September 30, 2018.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$371,844	$3,819	4.11%	$327,163	$3,234	3.95%
Securities available-for-sale	68,265	407	2.38%	90,241	520	2.30%
Other interest-earning assets	2,159	10	1.85%	5,960	17	1.14%

Total interest-earning assets	442,268	4,236	3.83%	423,364	3,771	3.56%
Non-interest-earning assets	35,879			37,036

Total assets	$478,147			$460,400

Interest-earning liabilities:
NOW accounts	$26,645	$13	0.20%	$26,346	$8	0.12%
Money market accounts	61,726	108	0.70%	61,455	52	0.34%
Savings accounts	56,889	19	0.13%	61,308	15	0.10%
Certificates of deposit	195,369	843	1.73%	174,089	674	1.55%

Total interest-bearing deposits	340,629	983	1.15%	323,198	749	0.93%
Federal Home Loan Bank advances	29,250	117	1.60%	31,245	101	1.29%
Other interest-bearing liabilities	9,974	—	—	9,252	—	—

Total interest-bearing liabilities	379,853	1,100	1.16%	363,695	850	0.93%
Non-interest-bearing deposits	57,419			51,518
Other non-interest-bearing liabilities	2,853			1,905

Total liabilities	440,125			417,118
Total stockholders’ equity	38,022			43,282

Total liabilities and stockholders’ equity	$478,147			$460,400

Net interest income		$3,136			$2,921

Net interest-earning assets	$62,415			$59,669

Interest rate spread(1)			2.67%			2.63%
Net interest margin(2)			2.84%			2.76%
Average interest-earning assets to average interest-bearing liabilities	116.43%			116.41%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$361,393	$10,906	4.02%	$322,345	$9,669	4.00%
Securities available-for-sale	73,613	1,312	2.38%	93,412	1,577	2.25%
Other interest-earning assets	2,434	31	1.70%	3,776	25	0.88%

Total interest-earning assets	437,440	12,249	3.73%	419,533	11,271	3.58%
Non-interest-earning assets	36,013			35,450

Total assets	$473,453			$454,983

Interest-earning liabilities:
NOW accounts	$27,559	$35	0.17%	$26,503	$23	0.12%
Money market accounts	62,045	275	0.59%	60,126	135	0.30%
Savings accounts	57,424	55	0.13%	59,804	46	0.10%
Certificates of deposit	188,120	2,289	1.62%	168,620	1,884	1.49%

Total interest-bearing deposits	335,188	2,654	1.06%	315,053	2,088	0.88%
Federal Home Loan Bank advances	36,717	394	1.43%	39,947	353	1.18%
Other interest-bearing liabilities	6,670	—	—	6,078	—	—

Total interest-bearing liabilities	378,575	3,048	1.08%	361,078	2,441	0.90%
Non-interest-bearing deposits	54,313			51,299
Other non-interest-bearing liabilities	2,285			1,808

Total liabilities	435,173			414,185
Total stockholders’ equity	38,280			40,798

Total liabilities and stockholders’ equity	$473,453			$454,983

Net interest income		$9,201			$8,830

Net interest-earning assets	$58,865			$58,455

Interest rate spread(1)			2.67%			2.68%
Net interest margin(2)			2.80%			2.81%
Average interest-earning assets to average interest-bearing liabilities	115.56%			116.19%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$455	$130	$585	$1,178	$59	$1,237
Securities	(132)	19	(113)	(360)	95	(265)
Other	(318)	311	(7)	(4)	10	6

Total interest-earning assets	5	460	465	$814	$164	$978

Interest-bearing liabilities:
NOW	—	5	5	1	11	12
Money Market deposits	—	56	56	4	136	140
Savings	(1)	5	4	(2)	11	9
Certificates of deposit	87	82	169	229	176	405

Total interest-bearing deposits	86	148	234	232	334	566
Borrowings	(6)	22	16	(25)	66	41
Other	—	—	—	—	—	—

Total interest-bearing liabilities	80	170	250	207	400	607

Change in net interest income	$(75)	$290	$215	$607	$(236)	$371

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. We recorded net income of $245,000 for the three months ended September 30, 2018, compared to net income of $185,000 for the three months ended September 30, 2017, an increase of $60,000, or 32.4%. The increase in net income was primarily due to a $215,000 increase in net interest income and a $78,000 decrease in income tax expense in the 2018 period.

Interest and Dividend Income. Interest and dividend income increased $465,000, or 12.3%, to $4.2 million for the three months ended September 30, 2018 from $3.8 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase in the average balance of loans of $44.0 million from $326.9 million for the 2017 period to $370.9 million for the 2018 period.

Interest Expense. Interest expense increased $250,000, or 29.4%, to $1.1 million for the three months ended September 30, 2018, from $850,000 for the three months ended September 30, 2017, as the average balance of interest bearing liabilities increased $16.2 million from $363.7 million for the 2017 period to $379.9 million for the 2018 period, and rates on interest bearing liabilities increased 22 basis points.

Net Interest Income. Net interest income increased $215,000, or 7.4%, to $3.1 million for the three months ended September 30, 2018 from $2.9 million for the three months ended September 30, 2017. Average interest-earning assets increased $18.9 million, or 4.5%, to $442.3 million for the 2018 quarter from $423.4 million for the 2017 quarter. The increase was due primarily to an increase in the average balance of loans. Our net interest rate spread increased to 2.67% for the three months ended September 30, 2018 from 2.63% for the three months ended September 30, 2017, and our net interest margin increased to 2.84% for the 2018 quarter from 2.76% for the 2017 quarter.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2018 or September 30, 2017, respectively. The allowance for loan losses was $3.2 million, or 0.87% of total loans, at September 30, 2018, compared to $3.1 million, or 0.93% of total loans, at September 30, 2017. Non-performing loans constituted 0.44% of total gross loans at September 30, 2018, compared to 0.61% of total gross loans at September 30, 2017. Net recoveries for the three months ended September 30, 2018 were $150,000 compared to net recoveries of $62,000 for the prior year period.

Non-interest Income. Non-interest income increased $54,000, or 7.3%, to $794,000 for the three months ended September 30, 2018 from $740,000 for the three months ended September 30, 2017.

Non-interest Expense. Non-interest expense increased $287,000, or 8.5%, to $3.7 million for the three months ended September 30, 2018 from $3.4 million for the three months ended September 30, 2017. The increase was due primarily to a 284,000, or 18.5%, increase in salary and incentive payment costs and a $79,000, or 36.9%, increase in health insurance costs. We anticipate that our healthcare insurance costs will decrease in the fourth quarter of this year as large claims for non-covered procedures have already been paid. Given that we self-insure for health insurance, increases in healthcare coverage costs are recorded as non-interest expense when they become probable and reasonably estimable. We evaluate the cost of self-insurance versus traditional indemnity insurance annually.

Upon consummation of the reorganization and stock offering, we expect non-interest expense to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $8,000 for the three months ended September 30, 2018 compared to an income tax expense of $86,000 for the three months ended September 30, 2017, a decrease of $78,000, or 90.7%, resulting from a $120,000 increase in non-taxable income and a reduction in the combined State and Federal tax rate from 42% in 2017 to 29% in 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. We had a net loss of $78,000 for the nine months ended September 30, 2018, compared to net income of $5.2 million for the nine months ended September 30, 2017, a decrease of $5.3 million, or 101.5%. The decrease in net income was primarily due to the due to the reversal of a $4.5 million deferred tax valuation allowance during the nine months ended September 30, 2017 compared to an income tax benefit of $186,000 during the nine months ended September 30, 2018.

Interest and Dividend Income. Interest and dividend income increased $978,000, or 8.7%, to $12.2 million for the nine months ended September 30, 2018 from $11.3 million for the nine months ended September 30, 2017. The increase was primarily attributable to a $39.0 million, or 12.1%, increase in the average balance of loans outstanding.

Interest Expense. Interest expense increased $607,000, or 24.9%, to $3.0 million for the nine months ended September 30, 2018, from $2.4 million for the nine months ended September 30, 2017, as the average balance of interest bearing liabilities increased $17.5 million, or 4.8%, to $378.6 million for the 2018 period from $361.1 million for the 2017 period, and rates on interest bearing liabilities increased 17 basis points.

Net Interest Income. Net interest income increased $371,000, or 4.2%, to $9.2 million for the nine months ended September 30, 2018 from $8.8 million for the nine months ended September 30, 2017. Average interest-earning assets increased $17.9 million, or 4.3%, to $437.4 million for the 2018 period from $419.5 million for the 2017 period. The increase was due primarily to an increase in the average balance of loans. Our net interest rate spread decreased to 2.66% for the nine months ended September 30, 2018 from 2.68% for the nine months ended September 30, 2017, and our net interest margin decreased to 2.80% for the 2018 period from 2.81% for the 2017 period.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended September 30, 2018 or September 30, 2017, respectively. The allowance for loan losses was $3.2 million, or 0.87% of total loans, at September 30, 2018, compared to $3.1 million, or 0.93% of total loans, at September 30, 2017. Non-performing loans constituted 0.44% of total gross loans at September 30, 2018, compared to 0.61% of total gross loans at September 30, 2017. Net recoveries for the nine months ended September 30, 2018 were $149,000 compared to net recoveries of $61,000 for the prior year period.

Non-interest Income. Non-interest income increased $72,000, or 3.3%, to $2.3 million for the nine months ended September 30, 2018 from $2.2 million for the nine months ended September 30, 2017.

Non-interest Expense. Non-interest expense increased $1.4 million, or 13.7%, to $11.7 million for the nine months ended September 30, 2018 from $10.3 million for the nine months ended September 30, 2017. The increase was due primarily to a $825,000, or 17.8%, increase in salary and incentive payment costs and a $566,000, or 71.3%, increase in health insurance costs. We anticipate that our healthcare insurance costs will decrease in the fourth quarter of this year as large claims for non-covered procedures have already been paid. Given that we self-insure for health insurance, increases in healthcare coverage costs are recorded as non-interest expense when they become probable and reasonably estimable. We evaluate the cost of self-insurance versus traditional indemnity insurance annually.

Upon consummation of the reorganization and stock offering, we expect non-interest expense to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders.

Income Tax Benefit. We recorded an income tax benefit of $186,000 for the nine months ended September 30, 2018 compared to an income tax benefit of $4.5 million for the nine months ended September 30, 2017, a decrease of $4.3 million, or 95.9%, resulting from the reversal of a $4.5 million deferred tax valuation allowance during the nine months ended September 30, 2017 and a reduction in the combined State and Federal tax rate from 42% in 2017 to 29% in 2018.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•

originating commercial real estate and commercial loans, which tend to have shorter terms and higher interest rates than owner occupied one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest-bearing checking accounts;

•

selling substantially all of our conforming and eligible jumbo, longer-term, fixed-rate one- to four-family residential real estate loans and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

•

reducing our dependence on jumbo and brokered certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

Our board of directors is responsible for the review and oversight of our executive management team and other essential operational staff which are responsible for our asset/liability analysis. These officers act as an asset/liability committee and are charged with developing and implementing an asset/liability management plan, and they meet at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The table below sets forth, as of September 30, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,217	(11.60)%
+300	11,615	(8.46)%
+200	12,002	(5.41)%
+100	12,391	(2.35)%
Level	12,688	—
-100	12,834	(1.14)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

Economic Value of Equity. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of September 30, 2018, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Basis Point (“bp”) Change		Estimated Increase (Decrease) in EVE
in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$35,160	$(19,962)	(36.21)%
300	39,668	(15,454)	(28.04)%
200	44,508	(10,614)	(19.26)%
100	49,906	(5,216)	(9.46)%
—	55,122	—	—
(100)	58,203	3,081	5.59%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2018, in the event of a 100-basis point decrease in interest rates, we would have experienced a 5.59% increase in our EVE. In the event of a 200-basis point increase in interest rates at September 30, 2018, we would have experienced a 19.26% decrease in our EVE.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results.

EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2018, we had $36.7 million outstanding in advances from the FHLB. At September 30, 2018, we had the ability to have $108.3 million additional FHLB advances. Additionally, at September 30, 2018, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2018.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $551,000 for the nine months ended September 30, 2018. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $19.3 million for the three months ended September 30, 2018, primarily due to a net increase in loans of $38.8 million, offset by $14.4 million in proceeds from sales of securities available for sale and $5.9 million in maturities, prepayments and calls of securities available for sale. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB advances, was $15.2 million for the nine months ended September 30, 2018.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

At September 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $35.3 million, or 7.4% of adjusted total assets, which is above the well-capitalized required level of $23.8 million, or 5.0%; and total risk-based capital of $38.5 million, or 10.5% of risk-weighted assets, which is above the well-capitalized required level of $36.7 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 10 of the Notes to Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

The following tables present contractual obligations at September 30, 2018 and December 31, 2017.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At September 30, 2018:
Long-term debt obligations	$36,668	$29,035	$80	$7,093	$460
Operating lease obligations	379	222	157	—	—

Total	$37,047	$29,257	$237	$7,093	$460

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At December 31, 2017:
Long-term debt obligations	$34,693	$10,034	$17,075	$7,088	$496
Operating lease obligations	534	214	300	20	—

Total	$35,227	$10,248	$17,375	$7,108	$496

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2018, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: December 21, 2018	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer