Form 10-K
period 2018-12-31
1895 Bancorp of Wisconsin, Inc.
filed 2019-04-01
CIK 1751692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-38778

1895 BANCORP OF WISCONSIN, INC.

(Exact name of registrant as specified in its charter)

Federal	83-3078306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 421-8200

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

There was no outstanding voting common equity of the Registrant as of December 31, 2018. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on January 9, 2019, the first date of trading in the common stock, was approximately $21.1 million.

As of March 29, 2019, there were 4,876,677 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

EXPLANATORY NOTE

1895 Bancorp of Wisconsin, Inc. (the “Company,” “we” or “our”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (“PyraMax Bank”) upon the reorganization of PyraMax Bank into the two-tier mutual holding company structure. As of December 31, 2018, the reorganization had not been completed and therefore the Company had no assets or liabilities and had not conducted any business activities other than organizational activities as of December 31, 2018. Accordingly, the audited financial statements contained in this Annual Report on Form 10-K relate solely to PyraMax Bank.

PART I

ITEM 1.	Business

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

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

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF 1895 BANCORP OF WISCONSIN, INC.

1895 Bancorp of Wisconsin, Inc. was incorporated under federal law on January 8, 2019 as part of the mutual holding company reorganization of PyraMax Bank, FSB, for the purpose of becoming the savings and loan holding company of PyraMax Bank, FSB. Since being incorporated, other than holding the common stock of PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. retained approximately 35% of the net cash proceeds of the stock conversion offering, made a loan to the employee stock ownership plan of PyraMax Bank, FSB, and has not engaged in any other business activities to date.

1895 Bancorp of Wisconsin, Inc. completed its stock offering in connection with the mutual holding company reorganization of PyraMax Bank on January 8, 2019. The Company sold 2,145,738 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $21.5 million, including 175,528 shares purchased by the Bank’s employee stock ownership plan. In connection with the reorganization, the Company also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, the federally-chartered mutual holding company. Shares of the Company’s common stock began trading on January 9, 2019 on the Nasdaq Capital Market under the trading symbol “BCOW.”

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in PyraMax Bank, FSB.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in January 2019, and any dividends we receive from PyraMax Bank, FSB. We neither own nor lease any property, but pay a fee to PyraMax Bank, FSB for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of PyraMax Bank, FSB who also serve as officers of 1895 Bancorp of Wisconsin, Inc. We use the support staff of PyraMax Bank, FSB from time to time and pay a fee to PyraMax Bank, FSB for the time devoted to 1895 Bancorp of Wisconsin, Inc. by employees of PyraMax Bank, FSB. However, these persons are not separately compensated by 1895 Bancorp of Wisconsin, Inc. 1895 Bancorp of Wisconsin, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF 1895 BANCORP OF WISCONSIN, MHC

1895 Bancorp of Wisconsin, MHC was formed in January 2019 as a federal mutual holding company and will at all times own a majority of the outstanding shares of 1895 Bancorp of Wisconsin, Inc.’s common stock.

1895 Bancorp of Wisconsin, MHC’s principal assets are the common stock of 1895 Bancorp of Wisconsin, Inc. it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed by 1895 Bancorp of Wisconsin, Inc. from the net proceeds of the offering. It is expected that the only business activity of 1895 Bancorp of Wisconsin, MHC will be to own a majority of 1895 Bancorp of Wisconsin, Inc.’s common stock. 1895 Bancorp of Wisconsin, MHC will be authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.

1895 Bancorp of Wisconsin, MHC will neither own nor lease any property, but will instead use the premises, equipment and furniture of PyraMax Bank, FSB. It is anticipated that 1895 Bancorp of Wisconsin, MHC will employ only persons who are officers of PyraMax Bank, FSB to serve as officers of 1895 Bancorp of Wisconsin, MHC. Those persons will not be separately compensated by 1895 Bancorp of Wisconsin, MHC.

BUSINESS OF PYRAMAX BANK, FSB

General

PyraMax Bank, FSB is a federally chartered mutual savings bank headquartered in Greenfield, Wisconsin. PyraMax Bank, FSB was established in 1895 as South Milwaukee Savings and Loan Association and has operated continuously in the Milwaukee metropolitan area since that time. In 1993, the bank changed its name to South Milwaukee Savings Bank, S.A. In May 2000, a merger between South Milwaukee Savings Bank and Mitchell Savings Bank officially formed PyraMax Bank, SSB. The bank changed to a federal savings bank charter in 2003, changing its name to PyraMax Bank, FSB.

From our founding in 1895, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts, supplemented with multi-family and commercial real estate loans. In 2007, Richard Hurd was promoted to President and Chief Executive Officer of PyraMax Bank, FSB. Mr. Hurd began shifting PyraMax Bank, FSB’s focus to include more business-oriented products and services. In 2010, PyraMax Bank, FSB hired Charles Mauer as its Chief Credit Officer, continuing our increased focus on business-oriented lending.

Commercial real estate growth has been the primary source of recent loan growth, and commercial business loan originations have also been emphasized.

We conduct our operations from our five full-service banking offices in Milwaukee County, our two full-service banking offices in Waukesha County and our full-service banking office in Ozaukee County Wisconsin. We sold our branch located at 1605 West Mitchell Street, Milwaukee, Wisconsin in January 2019. We consider our primary lending market area to be Milwaukee, Waukesha and Ozaukee Counties, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied loans), commercial loans (which includes commercial and industrial loans) and consumer loans.

Subject to market conditions, we expect to increase our focus on originating commercial real estate and commercial business loans in an effort to continue to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, state and municipal securities, asset-backed securities and corporate collateralized mortgage-backed securities. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Additionally, we have used borrowings, primarily advances from the Federal Home Loan Bank of Chicago, to fund our operations.

Reflecting our focus on our community, in connection with the offering, we established a charitable foundation called 1895 Bancorp of Wisconsin Community Foundation and funded it with $100,000 in cash and 48,767 shares of our common stock, for an aggregate contribution of $587,670 (based on the $10.00 per share offering price). The purpose of this foundation will be to make contributions to support various charitable organizations operating in our community now and in the future.

Our website address is www.pyramaxbank.com. Information on this website should not be considered a part of this report.

Market Area

We conduct our operations from our five full-service banking offices in Milwaukee County, our two full-service banking offices in Waukesha County and our full-service banking office in Ozaukee County, Wisconsin. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Milwaukee County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Milwaukee County had an estimated population of 952,085 in 2017.

Milwaukee County is primarily an urban community and is the fortieth wealthiest county in Wisconsin. Our banking office in downtown Milwaukee is located in the historic Third Ward district, a mixed-use neighborhood that includes over 450 businesses. Our other Milwaukee County banking offices are located in more suburban areas, but are still in proximity to downtown Milwaukee. PyraMax Bank, FSB works with the City of Milwaukee and neighborhood housing agencies to support home ownership in all markets in which we operate.

Waukesha County is primarily a suburban community and is the second wealthiest county in Wisconsin, with a median household income of $78,268 from 2011 to 2017. Waukesha County had an estimated population of 400,621 in 2017. Waukesha County has a diversified economy, including numerous educational institutions and a wide-ranging hospitality industry.

Ozaukee County is the wealthiest county in Wisconsin, with a median household income of $78,415 from 2011 to 2017. Ozaukee County had an estimated population of 88,429 in 2017. Ozaukee County’s economy includes manufacturing, agricultural, healthcare, governmental and trade sectors.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2018 (the latest date for which information is available), our market share was 0.68% of total deposits in Milwaukee County, Wisconsin, making us the 29th largest out of 47 banks in Milwaukee County.

Lending Activities

Our principal lending activity is in one- to four-family residential real estate loans, commercial real estate loans, commercial loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial and commercial real estate loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on client requests and are able to price competitively compared to our competitors. Our responsiveness has enabled us to grow and retain our customer base. Additionally, the Milwaukee market has demonstrated strong growth and diversity in the commercial segment. Our focus on Milwaukee, Waukesha and Ozaukee counties enables us to utilize a limited sales force for maximum results. Our reputation for strong credit underwriting has also allowed us to build a network of smaller banks that purchase participations of loans which exceed our legal lending limit.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Real Estate Loans:
First mortgages	$108,084	29.0%	$106,120	31.8%	$103,900	33.0%	$114,077	36.0%	$90,325	30.9%
Construction	2,097	0.6%	3,358	1.0%	4,619	1.5%	3,276	1.0%	3,508	1.2%
Commercial Loans:
Real estate	191,645	51.4%	156,991	47.1%	144,093	45.7%	137,292	43.4%	130,928	44.8%
Land development	2,187	0.6%	2,687	0.8%	1,508	0.5%	2,340	0.8%	5,544	1.9%
Other	30,508	8.2%	19,715	5.9%	14,505	4.6%	11,397	3.6%	10,997	3.8%
Consumer Loans:
Home equity lines of credit	36,154	9.7%	42,344	12.7%	45,162	14.3%	46,928	14.8%	49,455	16.9%
Other consumer	1,914	0.5%	2,495	0.7%	1,225	0.4%	1,301	0.4%	1,361	0.5%

Total loans receivable	$372,589	100.0%	$333,710	100.0%	$315,012	100.0%	$316,611	100.0%	$292,118	100.0%

Net deferred loan origination fees	$503		$589		$519		$476		$418
Less: allowance for loan losses	(3,262)		(3,093)		(3,008)		(3,087)		(3,741)

Loans receivable, net	$369,830		$331,206		$312,523		$314,000		$288,795

Loan Portfolio Maturities. The following tables set forth certain information at December 31, 2018 and December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2018
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$3,186	$19,555	$4,180	$26,921
More than one year through five years	343	105,359	27,471	133,173
More than five years	106,652	99,426	6,417	212,495

Total	$110,181	$224,340	$38,068	$372,589

	At December 31, 2017
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$14,157	$48,281	$8,726	$71,164
More than one year through five years	19,908	92,278	16,596	128,782
More than five years	75,413	38,834	19,517	133,764

Total	$109,478	$179,393	$44,839	$333,710

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2018 that are due after December 31, 2019 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential real estate loans	$78,710	$28,285	$106,995
Commercial loans	161,304	43,481	204,785
Consumer loans	11,331	22,577	33,888

Total	$251,325	$94,343	$345,668

One- to four-family Residential Real Estate Lending. At December 31, 2018, we had $108.1 million of loans secured by one- to four-family residential real estate, representing 29.0% of our total loan portfolio. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2018, 73.1% of our one- to four-family residential real estate loans were fixed-rate loans, and 26.9% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Freddie Mac and Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Fannie Mae, which as of December 31, 2018 was generally $453,100 for single-family homes in our market area. The maximum conforming loan limits as established by the Fannie Mae will increase to $484,350 for the year ended December 31, 2019. We sell, on both a servicing-released and servicing-retained basis, our conforming and eligible jumbo fixed-rate one- to four-family residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we may retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2018, we had $7.8 million in jumbo loans, which represented 7.1% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was approximately $600,000 at December 31, 2018. Generally, all of our one- to four-family residential real estate loans are secured by properties located in southeastern Wisconsin.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years, although we also offer initial terms of three or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the applicable treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one- to four-family residential real estate loans.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments.

Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Generally, residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of PyraMax Bank, FSB. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Residential Real Estate Construction Lending. We originate loans to finance the construction of owner occupied one- to four-family residential properties to the prospective homeowners. At December 31, 2018, residential construction loan balances were $2.1 million, or 0.6% of our total loan portfolio, with an additional $3.4 million available to borrowers. The majority of these loans are secured by properties located in our primary market area.

Our owner occupied one- to four-family residential construction loans are generally structured as interest-only for 12 months. Construction loan values for one-to four-family residential properties generally will not exceed 80% during the construction phase of the mortgage, however, if private mortgage insurance is obtained we will consider loan-to-value limits up to 95%.

Once the construction project is satisfactorily completed, generally within 12 months, the loan will convert to an amortizing loan for the remaining term of the loan. Upon completion the loan will be evaluated for sale on the secondary market. The interest rate is generally a fixed rate for up to 30 years, or a five- to seven-year adjustable rate mortgage.

Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2018, we had $193.8 million in commercial real estate loans, representing 52.0% of our total loan portfolio. Of this aggregate amount, we had $72.5 million in non-owner occupied non-residential real estate, $61.8 million in multi-family residential real estate, $36.7 million in owner occupied non-residential real estate, $10.4 million in non-owner occupied residential real estate loans, $10.2 million in commercial real estate construction loans, and $2.2 million in commercial land development loans.

Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and restaurants and other special purpose commercial properties, primarily in Milwaukee, Waukesha and Ozaukee Counties, Wisconsin. Our multi-family loans, which are classified as commercial real estate loans in the tabular presentation, are generally secured by properties consisting of five or more rental units in our market area. We also purchase and participate in commercial real estate loans from other financial institutions. Such loans are independently underwritten according to our policies.

Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 30 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan.

We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or ten years and generally are indexed to the prime rate or the corresponding Treasury rate, plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

At December 31, 2018, the average loan size of our outstanding commercial real estate loans was approximately $655,000, and the largest of such loans was a $6.1 million loan consisting of an outstanding balance of $5.6 million, with approximately $500,000 available, for a commercial construction project secured by a first mortgage on an industrial property. This loan was performing in accordance with its repayment terms at December 31, 2018.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. All commercial real estate loans, with the exception of owner occupied real estate, of $500,000 or more are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loans. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area.

In underwriting multi-family and non-owner occupied one- to four-family residential real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum debt service coverage ratio of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from multi-family and one-to four-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

We also originate loans to finance the construction of commercial properties, multi-family residential projects (including non-owner occupied one- to four-family residences) and professional complexes. At December 31, 2018, commercial construction loan balances were $10.2 million, or 2.8% of our total loan portfolio. Under these loans, an additional $2.0 million remains available to borrowers. The majority of these loans are secured by properties located in our primary market area.

Our commercial real estate construction loans are generally structured as interest-only payments during the anticipated construction time. The interest rate is generally fixed for five years at the five-year Treasury rate plus a margin of 1.9% to 2.4%. We generally offer commercial construction loans with a value up to 80% of the appraised value on a completed basis or the cost of completion, whichever is less.

Construction loans generally involve greater credit risk than long-term financing on improved, owner occupied real estate. In the event a loan is made on property that is not yet approved for the planned development or improvements, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a construction loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale or rental of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.

Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.

Land Development Loans. We originate loans to finance the development of land for agricultural purposes and for the development of commercial and residential properties. Land development loans are generally secured by vacant land and/or property that is in the process of improvement. At December 31, 2018, land development loans were $2.2 million, or 0.6% of our total loan portfolio, with no additional funds available to borrowers. The majority of these loans are secured by properties located in our primary market area.

Our land development loans may be structured as interest-only loans or amortizing. The interest rate generally floats, at the prime rate or prime rate plus 1%. We offer financing to purchase or refinance land for agricultural purposes or development with a maximum loan to value ratio of 65%. However, if we are providing financing to improve the land, the maximum loan to value ratio will generally be 80% of the appraised value on a completed basis or the cost of completion, whichever is less.

Land development loans generally involve greater credit risk than long-term financing on improved, owner occupied real estate. In the event a loan is made on property that is not yet approved for the planned development, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a land development loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of development costs is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Land development loans also carry the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.

Before making a commitment to fund a land development loan, we generally require an appraisal of the property by an independent licensed appraiser. We will monitor the land loan in a similar fashion to any other commercial real estate loan.

At December 31, 2018, our largest land development loan had an outstanding balance of $1.7 million and was secured by agricultural land. At December 31, 2018, this loan was performing according to its original terms.

Commercial Lending. At December 31, 2018, we had $30.5 million of commercial loans, representing 8.2% of our total loan portfolio. We originate commercial loans and lines of credit secured by non-real estate business assets. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. These loans are generally originated to small businesses in our primary market area. Our commercial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the applicable treasury rate. We generally obtain personal guarantees with commercial loans.

At December 31, 2018, the average loan size of our outstanding commercial loans was approximately $94,000, and our largest outstanding commercial and industrial loan commitment was a $5.75 million loan to a financial/leasing company, which provides equipment financing, through leases and loans, to their customers in the technology, office, medical, manufacturing, construction and communication industries, among others. When the financial/leasing company enters into a loan or lease with their customer, they obtain the necessary funding from the Bank to fulfill their lease or loan commitment to their customer. The term of our advances are generally the same as the term the financial/leasing company provider to their customer. The Bank’s funding is secured by an assignment of the relevant lease or loan documents between the financial/leasing company and its customer. This commitment was performing in accordance with its repayment terms at December 31, 2018.

We typically originate commercial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial loans that we originate have greater credit risk than one- to four-family residential real estate loans. In addition, commercial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Consumer Lending. We offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2018, our consumer loan portfolio totaled $38.1 million, or 10.2% of our total loan portfolio. At December 31, 2018, $36.2 million of that amount, or 9.7% of our total loan portfolio, consisted of outstanding balances on home equity lines of credit, which lines of credit had $31.1 million available to draw. At December 31, 2018, we had approximately $17,000 of unsecured consumer loans.

Generally, our home equity lines of credit are underwritten with a maximum loan to value of 85%, a minimum credit score of 640 and a maximum debt to income ratio of 43%.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such residential loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, on both a servicing-released and servicing-retained basis, with limited or no recourse, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the years ended December 31, 2018 and 2017, we sold $56.0 million and $63.0 million of one- to four-family residential real estate loans.

The loans that we originate to sell are closed in our name, and are subsequently sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as FHA and VA government loans. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase commercial real estate and commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2018, we had seven loans totaling $7.8 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that PyraMax Bank, FSB is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of PyraMax Bank, FSB’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2018, based on the 15% limitation, PyraMax Bank, FSB’s loans-to-one-borrower limit was approximately $5.7 million. On the same date, PyraMax Bank, FSB had one borrower with outstanding balances in excess of this amount. At the time the loan was originated the borrower was within PyraMax Bank, FSB’s legal lending limit, and only exceeded this limit based on a subsequent decrease in PyraMax Bank, FSB’s capital levels. At December 31, 2018, our largest loan relationship with one borrower was for $6.1 million, consisting of an outstanding balance of $5.6 million, with approximately $500,000 available, for a commercial construction loan project secured by a first mortgage on an industrial property. The loan was performing in accordance with its repayment terms on that date. Our loans-to-one borrower regulatory limitation increased to approximately $7.5 million following the completion of our stock offering in January 2019 due to the additional capital PyraMax Bank, FSB received, however, the Board of Directors has set an internal loan to one borrower limit of $6.0 million.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan information is primarily designed to determine the borrower’s ability to repay the requested loan, and the more significant items are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our President and Chief Executive Officer has individual authorization to approve loans up to $2.0 million. Our Chief Credit Officer has individual authorization to approve loans up to $1.0 million. Our Vice President-Credit Administration has individual authorization to approve loans up to $250,000. Our Officers Loan Committee, which consists of our President, Chief Brand Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer, Vice President-Credit Administration and all commercial lenders, can approve loans up to $2.0 million in the aggregate. Loans in excess of $2.0 million require the approval of our Board of Directors, or, if exigent circumstances exist, the President and Chief Credit Officer may approve such loans if the Board of Directors is unavailable and such approval is based on a recommendation of the Chief Credit Officer and is subsequently approved by the Board of Directors.

In addition, the following individuals have retail consumer loan authority: our Chief Brand Officer can approve loans up to $200,000; our Vice President-Retail Operations and Senior Underwriters can approve loans up to $150,000; our Junior Underwriters can approve loans up to $100,000; our Vice President-Retail Banking, Sales Manager can approve loans up to $100,000; and one Branch Executive Officer can approve loans up to $75,000 while all other Branch Executive Officers can approve loans up to $1,000.

Our Chief Brand Officer, Vice President-Retail Loan Operations, and Senior Underwriters and Underwriters have authority to approve conforming mortgage loans up to the secondary market limit.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

From time to time, a loan applicant may not meet one or more of the loan policy or loan program requirements, resulting in a denial of the loan application. The loan officer may seek an exception, by providing detailed information to explain the policy/program exception along with other pertinent information. The following individuals have the authority to approve these requests with the indicated loan limits for commercial mortgage loans and consumer loans: the Board of Directors may approve loans with exceptions up to the legal lending limit of PyraMax Bank, FSB; the Officers Loan Committee and our President and Chief Executive Officers may approve loans with exceptions up to $2.0 million; and our Chief Credit Officer may approve loans with exceptions up to $1.0 million. Our Chief Brand Officer has the authority to approve exceptions on conforming mortgage loans up to the secondary market limits, however, the loan would still need to qualify for sale in the secondary market after granting the exception. Our Chief Brand Officer and Resolution Officer have exception authority for consumer loans with limits of $200,000 and $100,000, respectively.

Delinquencies and Non-Performing Assets

Delinquency Procedures for Owner Occupied One- to Four-Family Residential and Consumer Loans. When an owner-occupied residential real estate or consumer loan payment becomes 16 days past due, we contact the customer by mailing a late notice, and loan officers and/or members of our loan collection department may contact the customer. If a loan payment becomes 30 days past due, we mail an additional late notice, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90-120 days past due, at which point we would generally refer the loan for foreclosure proceedings unless management determines that it is in the best interest of PyraMax Bank, FSB to work further with the borrower to arrange a workout plan. The foreclosure process generally would begin when a loan becomes 120 days delinquent. From time to time we may accept deeds in lieu of foreclosure.

Delinquency Procedures for Commercial and Commercial Real Estate Loans. When a commercial loan or commercial real estate loan becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues to run past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. This information will be discussed with the Chief Credit Officer to determine the nature of the past due payment and, if necessary, to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. Depending on the circumstances, the lender and Chief Credit Officer may develop a plan to protect PyraMax Bank, FSB’s interest in the loan. If necessary, PyraMax Bank, FSB will engage an attorney to pursue further collection efforts.

Our High Risk Loan Committee, which consists of our President, Chief Credit Officer, Chief Financial Officer and Chief Lending Officer provides oversight of stressed commercial and retail loans to mitigate identified risks.

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or nonperforming when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets. Foreclosed assets are recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2018
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(In thousands)
Residential real estate loans	12	$1,470	1	$91
Commercial real estate and land development loans	—	—	1	303
Commercial loans	—	—	—	—
Consumer loans	8	217	1	13

Total	20	$1,687	3	$407

	At December 31,
	2017				2016
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(In thousands)
Residential real estate loans	22	$2,156	5	$56	14	$1,789	4	$398
Commercial real estate and land development loans	1	6	1	303	1	369	2	479
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	22	537	5	125	12	336	2	34

Total	45	$2,699	12	$484	27	$2,494	8	$911

Nonperforming Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans decreased to $1.6 million, or 0.42% of total loans, at December 31, 2018 from $1.9 million, or 0.57% of total loans, at December 31, 2017 and $3.0 million, or 0.95% of total loans, at December 31, 2016. The decrease in nonperforming loans was due to decreases in nonperforming loans in all loan categories.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and PyraMax Bank, FSB grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2018.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2018, we had approximately $649,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure as of December 31, 2018. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2018, we had approximately $459,000 in accruing troubled debt restructurings.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans: (1)
Residential real estate loans	$1,066	$1,128	$1,681	$3,136	$2,820
Commercial loans	319	335	826	1,510	1,514
Consumer loans	170	424	489	7	675

Total	1,555	1,887	2,996	4,653	5,009

Accruing loans past due 90 days or more:
Residential real estate loans	—	—	—	—	—

Total	—	—	—	—	—

Total non-performing loans	1,555	1,887	2,996	4,653	5,009
Other real estate owned	—	—	—	5	162

Total non-performing assets	$1,555	$1,887	$2,996	$4,658	$5,171

Troubled debt restructurings (accruing):
Residential real estate loans	$459	$483	$395	$403	$411
Commercial loans	—	246	427	441	271
Consumer loans	—	—	—	—	—

Total troubled debt restructurings (accruing)	$459	$729	$822	$844	$682

Total troubled debt restructurings (accruing) and total non-performing assets	$2,014	$2,616	$3,818	$5,502	$5,853

Total non-performing loans to total loans	0.42%	0.57%	0.95%	1.47%	1.71%
Total non-performing loans to total assets	0.32%	0.40%	0.67%	1.09%	1.21%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.42%	0.56%	0.85%	1.29%	1.41%

(1)	Non-accrual loans at December 31, 2018 include $649,000 of troubled debt restructurings.

Interest income that would have been recorded for the twelve months ended December 31, 2018 had non-accruing loans been current according to their original terms amounted to approximately $108,000. In addition, there was an immaterial amount of interest income that would have been recorded for the year ended December 31, 2018 had accruing troubled debt restructurings been current according to their original terms.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the twelve months ended December 31, 2018, no loans were transferred into foreclosed assets. We had no foreclosed assets at December 31, 2017.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. For commercial loans, “substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable. For commercial loans, “doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

December 31, 2018	Pass	Watch and Special Mention	Substandard	Total
Real estate	$186,303	$4,403	$939	$191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508

Total	$212,400	$10,537	$1,403	$224,340

December 31, 2017	Pass	Watch and Special Mention	Substandard	Total
Real estate	$144,763	$9,786	$2,442	$156,991
Land development	2,384	—	303	2,687
Other	14,505	5,178	32	19,715

Total	$161,652	$14,964	$2,777	$179,393

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$3,093	$3,008	$3,087	$3,741	$3,834

Provision (credit) for loan losses	—	—	—	(684)	—

Charge-offs:
Residential real estate loans	—	—	89	218	110
Commercial loans	1	—	114	—	209
Consumer loans	123	37	113	45	113
Total charge-offs	124	37	316	263	432

Recoveries:
Residential real estate loans	4	22	51	10	36
Commercial loans	80	24	45	119	207
Consumer loans	209	76	141	164	96
Total recoveries	293	122	237	293	339

Net charge-offs (recoveries)	(169)	(85)	79	(30)	93

Allowance for loan losses at end of period	$3,262	$3,093	$3,008	$3,087	$3,741

Allowance for loan losses to non-performing loans at end of period	209.77%	163.90%	100.39%	66.35%	74.69%

Allowance for loan losses to total loans outstanding at end of period	0.88%	0.93%	0.95%	0.97%	1.28%

Net charge-offs (recoveries) to average loans outstanding during period	(0.05)%	(0.03)%	0.03%	(0.01)%	0.03%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. At the dates indicated, we had no unallocated allowance for loan losses.

	At December 31,
	2018			2017
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$1,250	38.3%	29.6%	$1,246	40.3%	32.8%
Commercial	1,448	44.4	60.2	1,369	44.2	53.8
Consumer	564	17.3	10.2	478	15.5	13.4

Total allocated allowance	3,262	100.0%	100.0%	3,093	100.0%	100.0%

Unallocated	—			—

Total	$3,262			$3,093

	At December 31,
	2016			2015			2014
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$1,224	40.7%	34.5%	$1,262	40.9%	37.0%	$758	20.3%	32.1%
Commercial	1,345	44.7	50.8	1,414	45.8	47.8	2,909	77.8	50.5
Consumer	439	14.6	14.7	411	13.3	15.2	74	2.0	17.4

Total allocated allowance	3,008	100.0%	100.0%	3,087	100.0%	100.0%	3,741	100.0%	100.0%

Unallocated	—			—			—

Total	$3,008			$3,087			$3,741

At December 31, 2018, our allowance for loan losses represented 0.88% of total loans and 209.77% of non-performing loans, and at December 31, 2017, our allowance for loan losses represented 0.93% of total loans and 163.9% of non-performing loans. There were $(169,000), $(85,000) and $79,000 in net loan charge-offs (recoveries) during the years ended December 31, 2018, 2017 and 2016, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our president and chief executive officer and our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018 or December 31, 2017.

The following table sets forth the amortized cost and fair value of our investment securities portfolio (excluding Federal Home Loan Bank of Chicago common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$11,348	$11,169	$20,545	$20,630	$21,872	$21,964
Government-sponsored mortgage-backed securities	52,363	50,375	61,218	60,024	66,041	64,949
Corporate collateralized mortgage obligations	410	410	696	702	1,254	1,254
Asset-backed securities (1)	3,530	3,531	4,835	4,832	5,623	5,524
Corporate bonds	—	—	1,495	1,516	1,495	1,498
Certificates of deposit	249	246	1,246	1,251	1,244	1,269

Total	$67,900	$65,731	$90,035	$88,955	$97,529	$96,458

(1)	Asset-backed securities are comprised of pools of student loans.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal tax rate of 27.2%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$1,940	2.64%	$6,194	2.73%	$3,214	2.33%	$—	—%	$11,348	$11,169	2.60%
Government-sponsored mortgage-backed securities	—	—%	8,603	2.00%	13,677	2.53%	30,083	2.31%	52,363	50,375	2.32%
Corporate collateralized mortgage obligations	13	4.56%	—	—%	—	—%	397	4.41%	410	410	4.41%
Asset-backed securities	—	—%	—	—%	2,081	3.58%	1,449	3.34%	3,530	3,531	3.48%
Certificates of deposit	—	—%	249	2.46%	—	—%	—	—%	249	246	2.46%

Total	$1,953	2.66%	$15,046	2.30%	$18,972	2.61%	$31,929	2.39%	$67,900	$65,731	2.44%

Obligations of State and Political Subdivision (“Municipal”) Securities. At December 31, 2018, we had municipal securities totaling $11.2 million, which constituted 17.0% of our securities portfolio. Our current municipal securities have a weighted average maturity of 4.06 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Government-sponsored Mortgage-Backed Securities. At December 31, 2018, we had government-sponsored mortgage-backed securities totaling $50.4 million, which constituted 76.6% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential and commercial mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential and commercial mortgage-backed securities may be used to collateralize our borrowings. Investments in residential and commercial mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Corporate Collateralized Mortgage Obligations. At December 31, 2018, we had corporate collateralized mortgage obligations totaling approximately $410,000, which constituted 0.6% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Asset-backed Securities. At December 31, 2018 we had asset-backed securities comprised of pools of student loans totaling $3.5 million, which constituted 5.4% of our securities portfolio. All of our asset-backed securities are investment grade and have interest rates tied to an index (“LIBOR”).

Certificates of Deposit. At December 31, 2018, we had certificates of deposit totaling approximately $246,000, which constituted 0.4% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $1.3 million at December 31, 2018. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2018, our balance in bank-owned life insurance totaled $13.4 million and was issued by two insurance companies, each of which was rated AA+ by Standard & Poors.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2018, our core deposits, which are deposits other than certificates of deposit, were $223.9 million, representing 55.1% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

Our strategy is to not be the market leader in overall pricing for deposits. We find it more profitable to concentrate on specific special rate and term accounts, which allows us to add accounts without impacting our overall liability costs for existing accounts. We concentrate on odd-month, longer term certificates and larger minimum balance non-maturity deposits to generate new funds. Additionally, in 2018, we established a Treasury Management department, which concentrates on gathering deposits from both existing commercial loan clients and new commercial prospects. We anticipate that Treasury Management activities will have a positive impact on lower cost deposits and will aid in retaining full service clients.

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2018				2017			2016
	Amount		Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate
				(Dollars in thousands)
Noninterest-bearing demand accounts	$85,988		21.17%	0.00%	$62,817	16.14%	0.00%	$57,092	15.91%	0.00%
NOW accounts	25,556		6.29%	0.19%	26,649	6.85%	0.12%	27,237	7.59%	0.17%
Money market accounts	59,071		14.55%	0.68%	55,016	14.13%	0.33%	57,587	16.05%	0.22%
Savings accounts	53,245		13.11%	0.13%	58,566	15.04%	0.10%	59,770	16.65%	0.15%
Certificates of deposit	182,277	(1)	44.88%	1.68%	186,243	47.84%	1.41%	157,196	43.80%	1.36%

Total	$406,137		100.0%	0.88%	$389,291	100.0%	0.74%	$358,882	100.0%	0.67%

(1)	Of this amount, $67,997 were brokered certificates of deposit.

The following tables indicate the amount of jumbo certificates of deposit by time (excluding brokered certificates of deposit) remaining until maturity at December 31, 2018. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(Dollars in thousands)
At December 31, 2018:
Three months or less	$1,431
Over three through six months	8,539
Over six through twelve months	16,825
Over twelve months	28,098

Total	$54,893

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2018, we had $30.0 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2018, due to the Federal Home Loan Bank of Chicago’s repurchase of its stock, we had $800,000 in additional Federal Home Loan Bank of Chicago advances available, although we may access additional advances if we purchase additional Federal Home Loan Bank of Chicago capital stock.

Additionally, at December 31, 2018 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2018, as well as a line of credit at the Federal Reserve.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	Year Ended December 31,
	2018	2017	2016
		(Dollars in thousands)
Maximum balance outstanding at any month-end during period	$50,388	$64,922	$48,224
Average balance outstanding during period	$35,900	$38,635	$24,675
Weighted average interest rate during period	1.51%	1.21%	1.12%
Balance outstanding at end of period	$30,010	$34,693	$48,224
Weighted average interest rate at end of period	1.66%	1.34%	1.23%

Subsidiary and Other Activities

PyraMax Bank, FSB is the wholly owned subsidiary of 1895 Bancorp of Wisconsin, Inc. PyraMax Bank, FSB has no subsidiaries.

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2018, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Expense and Tax Allocation

PyraMax Bank, FSB entered into an agreement on January 8, 2019 with 1895 Bancorp of Wisconsin, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, PyraMax Bank, FSB and 1895 Bancorp of Wisconsin, Inc. entered into an agreement on January 8, 2019 to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2018, we had 124 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

TAXATION

PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, MHC (as of on January 8, 2019) and 1895 Bancorp of Wisconsin, Inc. (as of on January 8, 2019) are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to 1895 Bancorp of Wisconsin, MHC, 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank, FSB.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, PyraMax Bank, FSB currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank, FSB will file a consolidated federal income tax return beginning in 2019. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, PyraMax Bank, FSB has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Net Operating Loss Carryovers. A financial institution may carry net operating losses forward to the succeeding 20 taxable years. At December 31, 2018, PyraMax Bank, FSB had a federal net operating loss carryover of $12.5 million that will begin to expire in 2029.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2018, PyraMax Bank, FSB had no capital loss carryovers.

Corporate Dividends. 1895 Bancorp of Wisconsin, Inc. may generally exclude from its income 100% of dividends received from PyraMax Bank, FSB as a member of the same affiliated group of corporations.

State Taxation

1895 Bancorp of Wisconsin, Inc. are subject to the Wisconsin corporate franchise (income) tax. Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of 1895 Bancorp of Wisconsin, Inc.’s consolidated income tax group, which will include PyraMax Bank, FSB.

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2018, PyraMax Bank, FSB had Wisconsin net operating loss carryover of $22.6 million that will begin to expire in 2021.

REGULATION AND SUPERVISION

General

As a federal savings bank, PyraMax Bank, FSB is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the FDIC as deposits insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which PyraMax Bank, FSB may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies. That includes with respect to the classification of assets and the establishment of loan loss reserves for regulatory purposes.

PyraMax Bank, FSB is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, PyraMax Bank, FSB is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System. PyraMax Bank, FSB’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of PyraMax Bank, FSB’s loan documents.

As a savings and loan holding company, 1895 Bancorp of Wisconsin, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. 1895 Bancorp of Wisconsin, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to PyraMax Bank, FSB and 1895 Bancorp of Wisconsin, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on PyraMax Bank, FSB and 1895 Bancorp of Wisconsin, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on 1895 Bancorp of Wisconsin, Inc., PyraMax Bank, FSB and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, PyraMax Bank, FSB may invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. PyraMax Bank, FSB may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for PyraMax Bank, FSB, including real estate investment and securities and insurance brokerage.

Examinations and Assessments. PyraMax Bank, FSB is primarily supervised by the Office of the Comptroller of the Currency. PyraMax Bank, FSB is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. PyraMax Bank, FSB is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). PyraMax Bank, FSB did exercise the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

Legislation enacted in May 2018 requires the federal banking agencies, including the Office of the Comptroller of the Currency, to establish for institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

At December 31, 2018, PyraMax Bank, FSB’s capital exceeded all applicable requirements including the applicable capital conservation buffer. See “Historical and Pro Forma Regulatory Capital Compliance.”

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2018, PyraMax Bank, FSB was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2018, PyraMax Bank, FSB met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, PyraMax Bank, FSB must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, PyraMax Bank, FSB must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, PyraMax Bank, FSB may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, PyraMax Bank, FSB satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as PyraMax Bank, FSB, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. PyraMax Bank, FSB received an “Outstanding” Community Reinvestment Act rating in its most recent federal evaluation.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as PyraMax Bank, FSB. 1895 Bancorp of Wisconsin, Inc. is an affiliate of PyraMax Bank, FSB because of its control of PyraMax Bank, FSB. In general, certain transactions between an insured depository institution and its affiliates are subject to quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

PyraMax Bank, FSB’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of PyraMax Bank, FSB’s capital.

In addition, extensions of credit in excess of certain limits must be approved by PyraMax Bank, FSB’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as PyraMax Bank, FSB. Deposit accounts in PyraMax Bank, FSB are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, insured institutions were assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s rate depended upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower FDIC assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The FICO assessment for the fourth quarter of 2018 was 0.32 basis points of assets less tangible equity. The bonds issued by the FICO are due to mature by 2019.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of PyraMax Bank, FSB. PyraMax Bank, FSB cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System. PyraMax Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, PyraMax Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, PyraMax Bank, FSB was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by PyraMax Bank, FSB are subject to state usury laws and federal laws concerning interest rates. PyraMax Bank, FSB’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin and other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act, governing disclosures with respect to deposit accounts; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of PyraMax Bank, FSB also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. 1895 Bancorp of Wisconsin, Inc. and 1895 Bancorp of Wisconsin, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, 1895 Bancorp of Wisconsin, Inc. and 1895 Bancorp of Wisconsin, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over 1895 Bancorp of Wisconsin, Inc., 1895 Bancorp of Wisconsin, MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of 1895 Bancorp of Wisconsin, Inc. and 1895 Bancorp of Wisconsin, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. 1895 Bancorp of Wisconsin, Inc. and 1895 Bancorp of Wisconsin, MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including 1895 Bancorp of Wisconsin, Inc. and 1895 Bancorp of Wisconsin, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of consolidated assets to $1.0 billion, effective May 15, 2015. As a result, savings and loan holding companies with less than $1.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board. Recent legislation directed the Federal Reserve Board to expand the applicability of the exception to holding companies of up to $3.0 billion of consolidated assets.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of 1895 Bancorp of Wisconsin, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by 1895 Bancorp of Wisconsin, MHC. 1895 Bancorp of Wisconsin, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to 1895 Bancorp of Wisconsin, MHC, unless 1895 Bancorp of Wisconsin, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, 1895 Bancorp of Wisconsin, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from 1895 Bancorp of Wisconsin, Inc. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as 1895 Bancorp of Wisconsin, MHC, each officer or director of 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank, FSB, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by 1895 Bancorp of Wisconsin, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

1895 Bancorp of Wisconsin, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. 1895 Bancorp of Wisconsin, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.pyramaxbank.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2018, commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied loans) totaled $193.8 million, or 52.0% of our loan portfolio, and commercial loans (which includes commercial and industrial loans) totaled $30.5 million, or 8.2% of our loan portfolio. Of this aggregate amount, we had $72.5 million in non-owner occupied non-residential real estate, $61.8 million in multi-family residential real estate, $36.7 million in owner occupied non-residential real estate, $10.4 million in non-owner occupied residential real estate, $10.2 million in commercial real estate construction loans, and $2.2 million in commercial land development loans. We intend to increase originations of these types of loans.

Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local, regional and national real estate market or economy. A downturn in the real estate market or the local, regional and national economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. Further, unlike residential mortgage loans, commercial real estate loans and commercial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate and may be more susceptible to fluctuation in value at default. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our portfolio of loans with a higher risk of loss is increasing, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.

Our commercial real estate loan portfolio has increased to $193.8 million, or 52.0% of total loans, at December 31, 2018 from $136.5 million, or 46.7% of total loans, at December 31, 2014. We intend to continue our emphasis on originating commercial real estate and commercial loan originations. Many of these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board and the OCC have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2018 represents more than 300% of total capital. Owner occupied commercial real estate totals 96.1% of total capital, while non-owner occupied commercial real estate totals an additional 411.3% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our business strategy includes managed growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in loans and deposits. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including the ability of our executive officers to execute our business strategy to increase commercial real estate and commercial loans and to increase our new and existing customers’ deposit relationships, our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

Our utilization of time deposits, including brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and brokered certificates of deposit. As of December 31, 2018, brokered deposits, represented approximately 16.7% of our total deposits. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Additionally, we are regulated by the OCC, which requires us to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.

Our cost of operations is high relative to our revenues.

The cost of generating our income is measured by our efficiency ratio (the ratio of non-interest expense to the sum of net interest income and non-interest income). Our efficiency ratio was 101.7%, 112.2% and 91.8% for the years ended December 31, 2018, 2017 and 2016, respectively. Our efficiency ratio lags our peer group as our competitors for loans and deposits are often larger banks who can offer very competitive terms to originate and retain commercial real estate and commercial loans, as well as very competitive rates on deposit products. Additionally, our interest expense is higher than our peer group as our sources of funding tend to rely on higher-cost brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances more than our competitors. We have also had a series of significant one-time expenses over the last several years, including core data processing conversion, branch sale costs and expenses related to our self-insured healthcare coverage. The additional costs associated with being a public company will adversely affect our efficiency ratio. We anticipate, however, that the net proceeds from this offering will increase our capital levels, which will also allow us to increase interest-earning assets, such as loans and investments, and our interest income, which should benefit our efficiency ratio.

We face additional risks due to our mortgage banking activities that could negatively impact net income and liquidity.

We sell the majority of the fixed-rate conforming and eligible jumbo one-to four-family residential real estate loans that we originate. The sale of these loans generates noninterest income and are a source of liquidity for PyraMax Bank, FSB. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers and we could be forced to repurchase such loans or pay other damages.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess expertise in our markets and key business relationships, and have been integral in the restructuring of our operations, including the implementation of a more aggressive sales culture within our institution. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. See “Management.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We maintain an allowance for loan losses, which is established through a provision for loan losses, that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal regulators periodically review our allowance for loan losses and as a result of such reviews, we may decide to adjust our allowance for loan losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of management. Material additions to the allowance would materially decrease our net income.

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general local, regional or national economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our size makes it more difficult for us to compete.

Our asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

We face significant operational risks because the financial services business involves a high volume of transactions and because of our reliance on technology.

Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. Our operational and security systems infrastructure, including our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation. Although to date we have not experienced any technology failures, cyber-attacks or other information or security breaches, there can be no assurance that we will not suffer such losses or other consequences in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats and our role as a provider of financial services, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, the outsourcing of some of our business operations, threats of cyber terrorism, and system and customer account updates and conversions. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.

Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber-attacks, and, although we have not experienced any such events to date, such failures, interruptions or breaches may still occur or may not be adequately addressed if they do occur.

There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In addition, we outsource a majority of our data processing requirements to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not suffered any security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits and asset values.

Net income is the amount by which net interest income and non-interest income exceed non-interest expense and the provision for loan losses. Net interest income makes up a majority of our net income and is based on the difference between:

•	the interest income we earn on interest-earning assets, such as loans and securities; and

•	the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2018, 70.1% of our loan portfolio consisted of fixed-rate loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets, liabilities and equity (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. As of December 31, 2018, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 16.4% decrease in EVE. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of PyraMax Bank, FSB—Management of Market Risk.”

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and fees on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans due to competition, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business of PyraMax Bank, FSB—Market Area” and “—Competition.”

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

PyraMax Bank, FSB is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and 1895 Bancorp of Wisconsin, Inc. will be subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of PyraMax Bank, FSB, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have exercised significant discretion in drafting the implementing rules and regulations. It will be some time before the full effect of the Dodd-Frank Act and the regulations thereunder can be assessed. Compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the then applicable buffer amount.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, following the completion of the offering, PyraMax Bank, FSB’s ability to pay dividends to 1895 Bancorp of Wisconsin, Inc. will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit 1895 Bancorp of Wisconsin, Inc.’s ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The cost of additional finance and accounting systems, procedures, compliance and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of this offering, we will become a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. In some cases, we could be required to apply new or revised guidance retroactively. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses and our determinations with respect to amounts owed for income taxes.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We have broad discretion in using the proceeds of the stock offering. Our failure to effectively deploy the net proceeds of the offering may have an adverse effect on our financial performance and the value of our common stock.

On January 8, 2019, we invested approximately $11.0 million of the net proceeds of the stock offering in PyraMax Bank, FSB. We also used a portion of the net proceeds we retained to fund a loan to the employee stock ownership plan for the purchase of 175,528 shares of common stock in the stock offering by the employee stock ownership plan, contributed $100,000 to 1895 Bancorp of Wisconsin, MHC as a part of our formation of the mutual holding company and contributed $100,000 to the charitable foundation that we established in connection with the mutual holding company reorganization. We may use the remaining net proceeds of approximately $6.8 million to invest in short-term and other investments, repurchase shares of our common stock, pay dividends, although we currently do not intend to pay dividends, or for other general corporate purposes. PyraMax Bank, FSB intends to use the net proceeds it received in the stock offering to fund new loans, enhance existing products and services, invest in securities, expand its banking franchise, or for other general corporate purposes. However, with the exception of the loan to the employee stock ownership plan and the contributions to 1895 Bancorp of Wisconsin, MHC and to the charitable foundation, we have not allocated specific amounts of the net proceeds for any of these purposes, and we will have significant flexibility in determining the amount of the net proceeds we apply to different uses and the timing of such applications. Also, certain of these uses, such as any potential acquisition, paying dividends and repurchasing common stock, may require the approval of or non-objection from the Office of the Comptroller of the Currency or the Federal Reserve Board. We have not established a timetable for investing the net proceeds, and, accordingly, we may not invest the net proceeds at the time that is most beneficial to 1895 Bancorp of Wisconsin, Inc., PyraMax Bank, FSB or the stockholders.

There may be a limited trading market in our common stock, which would hinder your ability to sell our common stock and may lower the market price of the stock.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “BCOW” upon conclusion of the stock offering on January 8, 2019. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. In addition, our public “float,” which is the total number of our outstanding shares less the shares held by 1895 Bancorp of Wisconsin, MHC, our employee stock ownership plan and our directors and executive officers, is likely to be quite limited. As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue.

Our stock-based benefit plans will increase our costs, which will reduce our net income.

Our employee stock ownership plan purchased 175,528 shares of common stock in the stock offering. We will record annual employee stock ownership plan expenses in an amount equal to the fair value of shares of common stock committed to be released to employees. If shares of common stock appreciate in value over time, compensation expense relating to the employee stock ownership plan will increase.

We also intend to adopt a stock-based benefit plan after the stock offering, under which participants would be awarded shares of restricted common stock (at no cost to them) and/or options to purchase shares of our common stock. Under federal regulations, we are authorized to grant awards of stock or options under a stock-based benefit plan in an amount up to 25% of the shares of common stock held by persons other than 1895 Bancorp of Wisconsin, MHC. The number of shares of common stock or options granted under any initial stock-based benefit plan may not exceed 1.96% and 4.90%, respectively, of our total outstanding shares, including shares issued to 1895 Bancorp of Wisconsin, MHC and contributed to the charitable foundation. The shares of restricted common stock granted under the stock-based benefit plan will be expensed by us over their vesting period based on the fair market value of the shares on the date they are awarded and may lead to a reduction to stockholders’ equity. We will generally recognize as an expense in our income statement the grant-date fair value of stock options as such options vest. When we record an expense related to the grant of options using the fair value method, we will incur significant compensation and benefits expense.

The implementation of a stock-based benefit plan may dilute your ownership interest.

We intend to adopt a stock-based benefit plan following the mutual holding company reorganization and stock offering. The stock-based benefit plan will be funded through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. Public stockholders would experience a reduction in ownership interest totaling 6.31% in the event newly issued shares are used to fund stock options and restricted stock awards in an amount equal to 4.90% and 1.96%, respectively, of the total shares issued in the mutual holding company reorganization and stock offering (including shares issued to 1895 Bancorp of Wisconsin, MHC and the charitable foundation).

The future price of our common stock may be less than the purchase price in the offering.

If you purchased shares of common stock in the stock offering which completed on January 8, 2019, you may not be able to sell them later at or above the $10.00 purchase price in the offering. In many cases, shares of common stock issued by newly converted savings institutions or mutual holding companies have traded below the initial offering price. The trading price of our common stock is determined by the marketplace, and may be influenced by many factors, including prevailing interest rates, the overall performance of the economy, changes in federal tax laws, new regulations, investor perceptions of 1895 Bancorp of Wisconsin, Inc. and the outlook for the financial services industry in general. Price fluctuations in our common stock may be unrelated to our operating performance.

We established and funded a new charitable foundation in connection with the reorganization and offering in January 2019. We contributed $100,000 in cash and 48,767 of our outstanding shares to this charitable foundation. The contribution had an adverse effect on our net income for the first quarter of 2019 and will continue to have an adverse effect on our net income throughout 2019. The after-tax expense of the contribution is expected to reduce net income in 2019 by approximately $429,000.

Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

We may not have sufficient profits to be able to fully use the tax deduction from our contribution to the charitable foundation. Under the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (generally income before federal income taxes and charitable contributions expense) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period and expires thereafter.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2018, the net book value of our real properties, including land, was $6.1 million. The following is a list of our offices:

Location	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2018
	(Dollars in thousands)
Corporate Office:
7001 West Edgerton Avenue Greenfield, WI 53220	1980	23,186	Owned	N/A	$1,369
Branch Offices:
9000 West Drexel Avenue Franklin, WI 53132	2004	3,930	Owned	N/A	781
1150 Washington Street Grafton, WI 53024	2016	5,700	Leased	4/1/2019	—
318 North Water Street Milwaukee, WI 53202	2005	4,677	Leased	12/31/2019	—
405 Rivercrest Court Mukwonago, WI 53149	1999	3,097	Owned	N/A	477
1015 Marquette Avenue South Milwaukee, WI 53172	1972	3,942	Owned	N/A	554
1500 East Moreland Avenue Waukesha, WI 53186	1969	4,546	Owned	N/A	1,438
8001 West National Avenue West Allis, WI 53214	2008	4,238	Owned	N/A	788
1605 West Mitchell Street Milwaukee, WI 53204	1967	4,242	Owned	N/A	656
Total					$6,063

We sold our branch located at 1605 West Mitchell Street, Milwaukee, Wisconsin in January 2019.

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2018, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BCOW.” The approximate number of holders of record of 1895 Bancorp of Wisconsin, Inc. common stock as of March 29, 2019, was 324. Certain shares of 1895 Bancorp of Wisconsin, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

1895 Bancorp of Wisconsin, Inc. does not currently pay cash dividends on its common stock. Dividend payments by 1895 Bancorp of Wisconsin, Inc. are dependent on dividends it receives from PyraMax Bank, FSB, because 1895 Bancorp of Wisconsin, Inc. has no source of income other than dividends from PyraMax Bank, FSB, earnings from the investment of proceeds from the sale of shares of common stock retained by 1895 Bancorp of Wisconsin, Inc. and interest payments with respect to 1895 Bancorp of Wisconsin, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b)     Report of Offering of Securities and Use of Proceeds Therefrom. 1895 Bancorp of Wisconsin, Inc. completed its stock offering in connection with the mutual holding company reorganization of PyraMax Bank on January 8, 2019. The Company sold 2,145,738 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $21.5 million, including 175,528 shares purchased by the Bank’s employee stock ownership plan. In connection with the reorganization, the Company also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, the federally-chartered mutual holding company. On January 8, 2019, we invested approximately $11.0 million of the net proceeds of the stock offering in PyraMax Bank, FSB. Shares of the Company’s common stock began trading on January 9, 2019 on the Nasdaq Capital Market under the trading symbol “BCOW.”

(c)    Securities Authorized for Issuance Under Equity Compensation Plans. None.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this Annual Report on Form 10-K.

Business Strategy

Our goal is to provide long-term value to our stockholders, customers and employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area, and the increased capital we will have after the completion of the offering will enable us to compete more effectively with other financial institutions.

Our current business strategy consists of the following:

•

Grow our balance sheet and improve profitability. Given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. As we grow our assets, particularly higher-yielding commercial loans, while controlling our expenses, we anticipate improving our earnings.

•

Grow our loan portfolio prudently with a focus on diversifying the portfolio, particularly in commercial real estate and commercial lending. Our principal business activity historically has been the origination of residential mortgage loans, supplemented with commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied loans). We intend to retain our presence as a mortgage lender in our market area and increase our focus on originating commercial real estate and commercial loans (which includes commercial and industrial loans). The capital we are raising in the offering will support an increase in our lending limits, which will enable us to originate larger loans to new and existing customers.

•

Increasing our commercial real estate loans and commercial business loans involves risk, as described in “Risk Factors—We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations” and “—Our portfolio of loans with a higher risk of loss is increasing, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.”

•

Continue to increase core deposits, with an emphasis on low cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts and statement savings. In particular, our Treasury Management unit focuses on generating and retaining business deposits, which assists in generating fee income. Core deposits have increased to $223.9 million at December 31, 2018, from $188.9 million at December 31, 2015.

•

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our nonperforming assets to total assets ratio was 0.32% at December 31, 2018, compared to 0.40% at December 31, 2017 and 0.67% at December 31, 2016. At December 31, 2018, the majority of our nonperforming assets were related to residential real estate.

•

Grow organically and through opportunistic bank or branch acquisitions or de novo branching. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or through acquisitions, although we have no current acquisitions or new branches planned. The capital we are raising in the offering will also provide us the opportunity to make acquisitions of other financial institutions or branches thereof, and will help fund improvements in our operating facilities, credit reporting and customer delivery services in order to enhance our competitiveness.

•

Continue to provide value to our community. Our goal is to provide long-term value to our customers, employees and the communities we serve by executing a safe and sound service-oriented business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area, and the increased capital we will have after the completion of the offering will enable us to compete more effectively with other financial institutions.

These strategies are intended to guide our investment of the net proceeds of the offering. We intend to continue to pursue our business strategy after the reorganization and the offering, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

Anticipated Increase in Noninterest Expense

Following the January 2019 completion of the reorganization and stock offering, our noninterest expense is expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of a stock-based benefit plan, if approved by our stockholders, no earlier than six months after the completion of the reorganization.

Our noninterest expense will also increase as a result of the increased reporting and other costs associated with operating as a public company as we may be required to expand our accounting staff and expand our internal audit and risk management functions, and/or engage outside consultants to provide these services for us until qualified personnel are hired.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. PyraMax Bank, FSB estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, PyraMax Bank, FSB estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 14 of the Financial Statements “ – Fair Value.”

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a regular basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets were $481.1 million at December 31, 2018, an increase of $12.7 million, or 2.7%, when compared to total assets of $468.4 million at December 31, 2017. The increase was primarily due to a net decrease in available for sale securities and increases in non-interest bearing deposits, which were used to fund additional loan growth. Increases in non-interest bearing deposits included $19.7 million of subscription funds to purchase shares of common stock of 1895 Bancorp of Wisconsin, Inc. in the initial public offering that was completed January 8, 2019. The net decrease in available for sale securities and increases in non-interest bearing deposits funded an increase of $38.6 million in loans, primarily commercial real estate and other commercial loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.6 million, or 36.6%, to $7.9 million at December 31, 2018, from $12.5 million at December 31, 2017. This decrease was primarily due to an increase of $38.6 million in loans and a reduction in the amount of funds held at the Federal Reserve Bank.

Available for sale securities. Available for sale securities decreased $23.2 million, or 26.1%, to $65.7 million at December 31, 2018, from $89.0 million at December 31, 2017. The decrease was primarily due to the PyraMax Bank, FSB purchasing no available for sale securities during the year ended December 31, 2018, despite sales of available for sale securities totaling $14.4 million and maturities, prepayments and calls of available for sale securities totaling $7.5 million over the same period. Net unrealized losses on available for sale securities also increased $796,000, or 56.7%, to $2.2 million at December 31, 2018, from $1.4 million at December 31, 2017.

Loans held for sale. Loans held for sale increased approximately $554,000, or 255.3%, to approximately $771,000 at December 31, 2018, from approximately $217,000 during December 31, 2017. This change was due to normal fluctuations in the timing of origination and delivery of residential mortgage loans which were originated for sale into the secondary market. Originations of residential mortgage loans held for sale decreased $6.1 million, or 9.9%, to $55.9 million during December 31, 2018, from $62.0 million during December 31, 2017, while proceeds from the sale of residential mortgage loans held for sale decreased $7.0 million, or 11.1%, to $56.0 million during December 31, 2018, from $63.0 million during December 31, 2017.

Net loans. Net loans increased $38.6 million, or 11.7%, to $369.8 million at December 31, 2018, from $331.2 million at December 31, 2017. The change is primarily due to net increases in commercial real estate and other commercial loans. Commercial real estate loans increased $34.7 million, or 22.1%, to $191.6 million at December 31, 2018, from $157.0 million at December 31, 2017, while other commercial loans increased $10.8 million, or 54.8%, to $30.5 million at December 31, 2018, from $19.7 million at December 31, 2017. The large increase in these loan types reflects the Bank’s strategy to invest in higher yielding loans in order to improve net interest margins and help manage interest rate risk.

Total residential real estate loans, including residential real estate first mortgage and construction loans, remained relatively unchanged, increasing approximately $703,000, or 0.64%, to $110.2 million at December 31, 2018, from $109.5 million at December 31, 2017. Total consumer loans, including home equity loans and lines of credit as well as other consumer loans, decreased $6.8 million, or 15.1%, to $38.1 million at December 31, 2018, from $44.8 million at December 31, 2017.

During the year ended December 31, 2018, volumes of loan originations were as follows: $112 million in commercial real estate and other commercial loans, an increase of $900,000 over the $111.1 million in originations of these loan types during the year ended December 31, 2017; $72.7 million in total residential real estate loans, a decrease of $4.9 million over the $77.6 million in originations of these loan types during the year ended December 31, 2017; $12.5 million in total consumer and consumer real estate loans, a decrease of $564,000 from the $13 million in originations of these loan types during the year ended December 31, 2017.

Loans purchased as of December 31, 2018 totaled $7.8 million, a decrease of $2.7 million, or 25.8%, from the $10.3 million of loans purchased as of December 31, 2017. Loans purchased during the years ended December 31, 2018 and 2017 were commercial real estate and other commercial loans. The Bank’s strategy is to grow the loan portfolio organically, as opposed to regularly purchasing loans from other financial institutions.

Deposits. Deposits increased $16.8 million, or 4.3%, to $406.1 million at December 31, 2018, from $389.3 million at December 31, 2017. Core deposits increased $20.8 million, or 10.3%, to $223.9 million at December 31, 2018, from $203.0 million at December 31, 2017. The change was primarily due to increases in non-interest bearing checking accounts and money market accounts. Non-interest bearing checking accounts increased $23.2 million, or 36.9%, to $86.0 million at December 31, 2018, from $62.8 million at December 31, 2017, while money market accounts increased $4.1 million, or 7.4%, to $59.1 million at December 31, 2018, from $55.0 million at December 31, 2017. These increases were partially offset by decreases in statement savings accounts and certificates of deposit. Statement savings accounts decreased $5.3 million, or 9.1%, to $53.2 million at December 31, 2018, from $58.6 million at December 31, 2017, while certificates of deposit decreased $4.0 million, or 2.13%, to $182.3 million at December 31, 2018, from $186.2 million at December 31, 2017. Increases in non-interest bearing deposits included $19.7 million of subscription funds to purchase shares of common stock of 1895 Bancorp of Wisconsin, Inc. in the initial public offering that was completed January 8, 2019.

FHLB Advances. Borrowings, in the form of FHLB advances, decreased $4.7 million, or 13.5%, to $30.0 million at December 31, 2018, from $34.7 million at December 31, 2017. The decrease was primarily due to scheduled payments and maturities of FHLB advances, which were not renewed due to increases in core deposit funding, as described above.

Total Equity. Total equity decreased approximately $813,000, or 2.1%, to $38.2 million at December 31, 2018, from $39.0 million at December 31, 2017. The decrease was due to a net loss of approximately $19,000, and other comprehensive loss of approximately $794,000, related to net changes in unrealized gains/losses on available for sale securities as of and for the year ended December 31, 2018.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

Net Income. The Bank recorded a net loss of approximately $19,000 for the year ended December 31, 2018, which represented a decrease of 101.2% from the net income of $1.7 million recorded for the year ended December 31, 2017. The change was primarily due to a $3.3 million, or 94.9%, decrease in income tax benefit for the year ended December 31, 2018. This decrease was partially offset by an approximate $625,000 increase in net interest income, an approximate $47,000 increase in noninterest income, and an approximate $935,000 decrease in noninterest expense for the year ended December 31, 2018. Changes in noninterest income were primarily related to net gains on the sale of available for sale securities and life insurance death benefit gains, as well as residential mortgage loan servicing income and net gains on the sale of residential mortgage loans. Changes in noninterest expense were primarily related to impairment losses on premises and equipment, as well as data processing costs, salaries and employee benefits, and professional services and fees.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 9.8%, to $16.8 million for the year ended December 31, 2018, from $15.3 million for the year ended December 31, 2017. This change resulted from a $1.9 million, or 14.7%, increase in loan interest income for the year ended December 31, 2018, which was partially offset by an approximate $391,000, or 18.6%, decrease in interest income on taxable available for sale securities for the same period. The change in loan interest income resulted from a $39.9 million, or 12.3%, increase in average loan balances for the year ended December 31, 2018. The weighted average yield on the loan portfolio also increased 8 basis points, to 4.11% at December 31, 2018, from 4.03% at December 31, 2017. The change in interest income on taxable available for sale securities resulted from a $20.8 million, or 22.4%, decrease in average available for sale securities balances for the year ended December 31, 2018. The weighted average yield on the taxable available for sale securities portfolio increased 12 basis points, to 2.39% at December 31, 2018, from 2.27% at December 31, 2017.

Average interest-earning assets increased $13.8 million, or 3.2%, to $438.6 million for the year ended December 31, 2018, from $424.8 million for the year ended December 31, 2017. The weighted average yield on interest-earning assets increased 23 basis points, to 3.82% at December 31, 2018, from 3.59% at December 31, 2017.

Interest Expense. Interest expense increased approximately $872,000, or 25.9%, to $4.2 million for the year ended December 31, 2018, from $3.4 million for the year ended December 31, 2017. This change resulted from an approximate $798,000, or 27.6%, increase in interest expense on interest-bearing deposits, as well an approximate $74,000, or 15.8%, increase in interest expense on borrowed funds, for the year ended December 31, 2018. The change in interest expense on interest-bearing deposits resulted from a $13.5 million, or 4.2%, increase in average interest-bearing deposit balances for the year ended December 31, 2018. The weighted average cost of the interest-bearing deposit portfolio also increased 20 basis points, to 1.11% at December 31, 2018, from 0.91% at December 31, 2017. The change in interest expense on borrowed funds resulted from a $2.7 million, or 6.9%, decrease in average FHLB advance balances for the year ended December 31, 2018. The weighted average cost of FHLB advances increased 30 basis points, to 1.51% at December 31, 2018, from 1.21% at December 31, 2017.

Average interest-bearing liabilities increased $11.1 million, or 3.0%, to $376.3 million for the year ended December 31, 2018, from $365.2 million for the year ended December 31, 2017. The weighted average cost of interest-bearing liabilities increased 20 basis points, to 1.12% at December 31, 2018, from 0.92% at December 31, 2017.

Net Interest Income. Net interest income increased approximately $625,000, or 5.3%, to $12.5 million for the year ended December 31, 2018, from $11.9 million for the year ended December 31, 2017. This increase was due to an increase in the volume of loans outstanding during the year.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, no provision was required for the years ended December 31, 2018 and 2017.

Noninterest Income. Noninterest income increased approximately $47,000, or 1.6% for the year ended December 31, 2018. Net gains on the sale of available for sale securities and life insurance death benefit gains totaled approximately $67,000 and $120,000 for the year ended December 31, 2018. There were no gains or losses on the sale of available for sale securities or life insurance death benefits for the year ended December 31, 2017. The above referenced gains were partially offset by decreases in residential mortgage loan servicing income and net gains on the sale of residential mortgage loans. Residential mortgage loan servicing income decreased by approximately $72,000, or 9.2%, to approximately $707,000 for the year ended December 31, 2018, from approximately $779,000 for the year ended December 31, 2017. Net gains on the sale of residential mortgage loans decreased by approximately $65,000, or 8.4%, to approximately $707,000 for the year ended December 31, 2018, from approximately $772,000 for the year ended December 31, 2017.

Noninterest Expense. Noninterest expense decreased approximately $935,000, or 5.6%, to $15.7 million for the year ended December 31, 2018, from $16.6 million for the year ended December 31, 2017. The change was primarily due to the absence of impairment losses on premises and equipment for the year ended December 31, 2018, which totaled $1.1 million for the year ended December 31, 2017, as well as an approximate $287,000, or 27.8%, decrease in data processing costs for the same period. Data processing costs for the year ended December 31, 2017 were impacted by core conversion-related costs of approximately $880,000, which fell to approximately $95,000 for the year ended December 31, 2017. Core contract costs also fell from $1.1 million to approximately $716,000 over the same period due to the above referenced conversion. These decreases were partially offset by an approximate $857,000, or 9.9%, increase in salaries and employee benefits for the year ended December 31, 2018. Salaries and employee benefits costs were impacted by an approximate $349,000, or 5.7%, increase in employee salaries, as well as by an approximate $332,000, or 22.0%, increase in group medical and dental insurance costs for the year ended December 31, 2018. Professional services and fees also increased approximately $344,000, or 51.9%, due to costs associated with higher employee recruiting fees and cybersecurity consulting fees.

Income Taxes. Income tax benefit decreased by $3.3 million, or 94.9%, to approximately $177,000 for the year ended December 31, 2018, from $3.5 million for the year ended December 31, 2017. The change is primarily due to the absence of adjustments to net deferred tax assets for the Tax Cuts and Jobs Act, and changes in the valuation allowance for net deferred tax assets, for the year ended December 31, 2018, which were present for the year ended December 31, 2017. For the year ended December 31, 2017, the Bank recorded an adjustment of $2.1 million to its net deferred tax asset as a result of the impact of the Tax Cuts and Jobs Act. During this period, the Bank also reduced their prior valuation allowance for net deferred tax assets by $4.8 million. As of December 31, 2018, the Bank had Federal tax loss carryforwards of $12.5 million that begin to expire in 2029 and State tax loss carryforwards of $22.6 million that begin to expire 2021.

As a result of the severe economic downturn that began in 2007, the Bank generated pre-tax losses totaling approximately $14.9 million from 2009 through 2011. As of December 31, 2011, the Bank had a Federal tax loss carryforward of $6.4 million and State tax loss carryforwards of $16.7 million. The Federal loss carryforwards were set to expire beginning in 2029 and the State loss carryforwards were set to expire beginning in 2021.

Due to the significant amount of the loss carryforwards, management did not believe at that time that it was more likely than not that the net deferred tax assets would be fully recognized before they would expire, and therefore established a valuation allowance of approximately $3.7 million in 2011.

Management subsequently reviewed the valuation allowance on an annual basis to determine if it was still appropriate. In 2017, management determined that the valuation allowance was no longer needed and reversed the allowance. The determination to reverse the allowance was based on the following considerations:

•

The losses generated from 2009 through 2011 were due primarily to the economic recession and the loan underwriting standards utilized at that time. By 2017, the national and regional economies had improved and stabilized, and management significantly strengthened its underwriting and credit administration processes to its satisfaction. Management believes that the provision for loan losses is adequate and does not anticipate adding to the provision in the short term. Therefore, the types of losses associated with the severe economic recession are not expected to reoccur.

•

During the period from 2012 through 2017, the Bank reported positive pre-tax earnings for all but 2 years. The pre-tax losses generated in 2014 and 2017 were caused by a number of non-recurring extraordinary events. For example, in 2014 the Bank incurred a

$3.1 million pre-payment penalty when it pre-paid $25.0 million of long-term FHLB advances as part of a planned balance sheet repositioning strategy. Funds used to prepay the advance were generated from the sale of available-for-sale securities which were sold at a $544,000 loss. In addition, during the same year the Bank sold one of its facilities at a $349,000 loss. The pre-tax loss reported in 2017 was due to the establishment of a $1.1 million valuation allowance associated with the anticipated sale of a branch office (which has subsequently been completed) and $880,000 of costs incurred as part of a core data processing conversion. All of the aforementioned events are not expected to reoccur.

•	As the time the valuation allowance was reversed, management projected pre-tax taxable income for the years ending 2018, 2019, 2020 and 2021.

As a result of the above analysis, management felt that releasing the remaining valuation allowance was reasonable and appropriate.

Average balances and yields. The following tables sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2018			2017			2016
	Outstanding Average Balance	Interest and Dividends	Average Yield/Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$364,346	$14,997	4.11%	$324,465	$13,076	4.03%	$304,853	$12,000	3.94%
Securities available-for-sale	71,750	1,711	2.39%	92,500	2,102	2.27%	79,889	1,756	2.20%
Other interest-earning assets	2,482	45	1.80%	7,849	78	0.99%	10,287	41	0.40%

Total interest-earning assets	438,578	16,753	3.82%	424,814	15,256	3.59%	395,029	13,797	3.49%

Non-interest-earning assets	36,240			36,013			31,604

Total assets	$474,818			$460,827			$426,633

Interest-earning liabilities:
NOW accounts	$27,394	$52	0.19%	$26,557	$31	0.12%	$27,539	$48	0.17%
Money market accounts	61,981	424	0.68%	59,266	179	0.30%	58,428	126	0.22%
Savings accounts	56,897	74	0.13%	60,052	61	0.10%	59,114	91	0.15%
Certificates of deposit	186,713	3,141	1.68%	173,587	2,622	1.51%	161,459	2,145	1.33%

Total interest-bearing deposits	332,985	3,691	1.11%	319,462	2,893	0.91%	306,540	2,410	0.79%
Federal Home Loan Bank advances	35,982	542	1.51%	38,635	468	1.21%	24,675	275	1.12%
Other interest-bearing liabilities	7,356	—	—%	7,137	—	—%	7,004	—	0.01%

Total interest-bearing liabilities	376,323	4,233	1.12%	365,234	3,361	0.92%	338,129	2,685	0.79%

Non-interest-bearing deposits	57,866			52,576			48,014
Other non-interest-bearing liabilities	2,453			1,785			1,927

Total liabilities	436,642			419,598			388,160
Total stockholders’ equity	38,176			41,233			38,473

Total liabilities and stockholders’ equity	$474,818			$460,831			$426,633

Net interest income		$12,520			$11,895			$11,112

Net interest-earning assets	$62,255			$59,580			$56,900

Interest rate spread(1)			2.70%			2.67%			2.70%
Net interest margin(2)			2.86%			2.80%			2.81%
Average interest-earning assets to average interest-bearing liabilities	116.54%			116.31%			116.83%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,636	$285	$1,921
Available-for-sale securities	(502)	111	(391)
Other	205	(238)	(33)

Total interest-earning assets	1,339	158	1,497

Interest-bearing liabilities:
NOW accounts	1	20	21
Money market accounts	9	236	245
Savings accounts	(3)	16	13
Certificates of deposit	207	312	519

Total deposits	214	584	798

Borrowings	(29)	103	74

Total interest-bearing liabilities	185	687	872

Change in net interest income	$1,154	$(529)	$625

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

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,541	(8.54)%
+300	11,840	(6.18)%
+200	12,159	(3.65)%
+100	12,404	(1.71)%
Level	12,620	—%
-100	12,597	(0.18)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of December 31, 2018, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$37,493	$(16,973)	(31.16)%
300	41,334	(13,132)	(24.11)%
200	45,530	(8,936)	(16.41)%
100	50,144	(4,322)	(7.94)%
—	54,466	—	—%
(100)	57,163	2,697	4.95%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would have experienced a 4.95% increase in our EVE. In the event of a 200 basis point increase in interest rates at December 31, 2018, we would have experienced a 16.41% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2018, we had $30.0 million outstanding in advances from the Federal Home Loan Bank of. At December 31, 2018, we had $800,000 in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at December 31, 2018, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2018.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was ($683,000) and $327,000 for the years ended December 31, 2018 and December 31, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $16.9 million for the year ended December 31, 2018, primarily due to a net increase of loans of $38.6 million. Net cash used in investing activities was $11.6 million for the year ended December 31, 2017, primarily due to net increase in loans of $18.7 million. Net cash provided by financing activities, consisting of activity in deposit accounts and FHLB advances, was $13.0 million and $16.0 million for the years ended December 31, 2018 and December 31, 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Chicago advances as well as brokered certificates of deposit as needed, to fund loan growth.

At December 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $36.0 million, or 7.5% of adjusted total assets, which is above the well-capitalized required level of $23.9 million, or 5.0%; and total risk-based capital of $39.2 million, or 10.9% of risk-weighted assets, which is above the well-capitalized required level of $35.9 million, or 10.0%. There are no conditions or events since December 31, 2018 that management believes have changed the category.

1895 Bancorp of Wisconsin, Inc. completed its stock offering in connection with the mutual holding company reorganization of PyraMax Bank, FSB on January 8, 2019. We sold 2,145,738 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $21.5 million, including 175,528 shares purchased by PyraMax Bank, FSB’s employee stock ownership plan. In connection with the reorganization, we also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, our federally-chartered mutual holding company.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 of the notes to the financial statements beginning on page F-1 of this report.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

The following tables present contractual obligations at December 31, 2018 and December 31, 2017.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At December 31, 2018:
Long-term debt obligations	$30,010	$22,386	$7,081	$95	$448
Operating lease obligations	325	224	101	—	—

Total	$30,335	$22,610	$7,182	$95	$448

At December 31, 2017:
Long-term debt obligations	$34,693	$10,034	$17,075	$7,088	$496
Operating lease obligations	534	214	300	20	—

Total	$35,227	$10,248	$17,375	$7,108	$496

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements beginning on page F-1 of this report.

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)    An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)    Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as 1895 Bancorp of Wisconsin, Inc.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

1895 Bancorp of Wisconsin, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on 1895 Bancorp of Wisconsin, Inc.’s website at www.pyramaxbank.com under “Investor Relations – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

As of December 31, 2018, we did not have any compensation plans under which equity securities of the Company are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Balance Sheets as of December 31, 2018 and 2017

	(C)	Statements of Operations for the Years Ended December 31, 2018 and 2017

	(D)	Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018 and 2017

	(E)	Statements of Changes in Equity for the Years Ended December 31, 2018 and 2017

	(F)	Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

	(G)	Notes to Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

	3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 3.1 of the Form S-1)

	3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 3.2 of the Form S-1)

	4	Form of Common Stock Certificate of 1895 Bancorp of Wisconsin, Inc. (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 4 of the Form S-1)

	10.1	Form of Employment Agreement between PyraMax Bank, FSB and Richard Hurd (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 10.2 of the Form S-1)

	10.2	Form of 18-Month Agreement between PyraMax Bank, FSB and Certain Executive Officers (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 10.3 of the Form S-1)

	10.3	Employment Agreement between PyraMax Bank, FSB and Thomas K. Peterson (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 10.4 of the Form S-1)

	10.4	Non-Qualified Deferred Compensation Plan (Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.) as Exhibit 10.5 of the Form S-1)

	21	Subsidiaries

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: April 1, 2019	By:	/s/ Richard B. Hurd
Richard B. Hurd President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Hurd Richard B. Hurd	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ Richard J. Krier Richard J. Krier	Principal Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019

/s/ Darrell Francis Darrell Francis	Chairman of the Board	April 1, 2019

/s/ Monica Baker Monica Baker	Senior Vice President and Director	April 1, 2019

/s/ Joseph Murphy Joseph Murphy	Director	April 1, 2019

/s/ James Spiegelberg James Spiegelberg	Director	April 1, 2019

/s/ John Talsky John Talsky	Director	April 1, 2019

/s/ Gary Zenobi Gary Zenobi	Director	April 1, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors

PyraMax Bank, FSB

Greenfield, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PyraMax Bank, FSB (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wipfli LLP

Wipfli LLP

We have served as the Company’s auditor since 2011.

March 29, 2019

Appleton, Wisconsin

PYRAMAX BANK, FSB

BALANCE SHEETS

(In thousands)

	December 31,
	2018	2017
Assets
Cash and due from banks	$7,782	$12,497
Fed funds sold	141	—

Cash and cash equivalents	7,923	12,497

Available for sale securities, stated at fair value	65,731	88,955
Loans held for sale	771	217
Loans, net of allowance for loan and lease losses of $3,262 and $3,093, respectively	369,830	331,206
Premises and equipment, net	8,163	7,661
Mortgage servicing rights, net	2,103	2,270
Federal Home Loan Bank (FHLB) stock, at cost	1,261	1,436
Accrued interest receivable	1,106	1,214
Cash value of life insurance	13,400	13,732
Other assets	10,811	9,173

TOTAL ASSETS	$481,099	$468,361

Liabilities and Equity
Deposits	$406,137	$389,291
Advance payments by borrowers for taxes and insurance	1,240	385
FHLB advances	30,010	34,693
Accrued interest payable	372	340
Other liabilities	5,159	4,658

Total liabilities	442,918	429,367

Retained earnings	39,764	39,783
Accumulated other comprehensive loss, net of income taxes	(1,583)	(789)

Total equity	38,181	38,994

TOTAL LIABILITIES AND EQUITY	$481,099	$468,361

See accompanying notes to the financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF OPERATIONS

(In thousands)

	Years ended December 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$14,997	$13,076
Securities, taxable	1,711	2,102
Other	45	78

Total interest and dividend income	16,753	15,256

Interest expense:
Interest-bearing deposits	3,691	2,893
Borrowed funds	542	468

Total interest expense	4,233	3,361

Net interest inome	12,520	11,895
Provision for loan losses	—	—

Net interest income after provision for loan losses	12,520	11,895

Noninterest income:
Service charges and other fees	875	867
Loan servicing	707	779
Net gain on sale of loans	707	772
Net gain on sale of securities	67	—
Increase in cash value of life insurance	404	411
Gain on life insurance death benefit received	120	—
Other	59	63

Total noninterest income	2,939	2,892

Noninterest expense:
Salaries and employee benefits	9,505	8,648
Impairment loss on premises and equipment	—	1,095
Advertising and promotions	121	182
Data processing	744	1,031
Occupancy and equipment	1,646	1,635
FDIC assessment	388	253
Other	3,251	3,746

Total noninterest expense	15,655	16,590

Loss before income taxes	(196)	(1,803)
Credit for income taxes	(177)	(3,462)

Net income (loss)	$(19)	$1,659

See accompanying notes to the financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2018	2017
Net income (loss)	$(19)	$1,659

Other comprehensive loss:
Unrealized holding losses arising during the period	(1,022)	(8)
Reclassification adjustment for gains realized in net income	(67)	—

Other comprehensive loss, before tax effect	(1,089)	(8)
Tax effect of other comprehensive loss items	(295)	(3)

Other comprehensive loss, net of tax	(794)	(5)

Comprehensive income (loss)	$(813)	$1,654

See accompanying notes to the financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2016	$37,994	$(654)	$37,340
Net income	1,659	—	1,659
Other comprehensive loss	—	(5)	(5)
Reclassification of stranded tax effects in accumulated other comprehensive loss	130	(130)	—

Balance, December 31, 2017	39,783	(789)	38,994
Net loss	(19)	—	(19)
Other comprehensive loss	—	(794)	(794)

Balance, December 31, 2018	$39,764	$(1,583)	$38,181

See accompanying notes to the financial statements.

PYRAMAX BANK, FSB

STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(19)	$1,659
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	663	691
Net amortization of premiums and discounts on securities	331	598
Write-down and loss on disposal of premises and equipment	22	1,095
Deferred tax credit (benefit)	220	(3,551)
Net gain on sale of available for sale securities	(67)	—
Originations of loans held for sale	(55,882)	(62,012)
Proceeds from sales of loans held for sale	56,035	63,046
Net gain on sale of loans held for sale	(707)	(772)
Net change in cash value of life insurance	(404)	(411)
Gain on life insurance death benefit received	(120)	—
Changes in operating assets and liabilities:
Mortgage servicing rights	167	151
Accrued interest receivable and other assets	(1,455)	(735)
Accrued interest payable and other liabilities	533	568

Net cash (used in) provided by operating activities	(683)	327

Cash flows from investing activities
Proceeds from sales of available for sale securities	14,392	—
Maturities, prepayments and calls of available for sale securities	7,479	11,933
Purchase of available for sale securities	—	(5,037)
Net increase in loans	(38,624)	(18,683)
Capital expenditures for premises and equipment	(1,187)	(522)
Proceeds from life insurance policies	856	—
Net decrease in FHLB stock	175	734

Net cash used in investing activities	(16,909)	(11,575)

Cash flows from financing activities
Net increase in deposits	16,846	30,409
Net increase (decrease) in advance payments by borrowers for taxes and insurance	855	(912)
Proceeds from issuance of FHLB advances	—	5,000
Principal payments on FHLB advances	(4,683)	(18,531)

Net cash provided by financing activities	13,018	15,966

Net increase (decrease) in cash and cash equivalents	(4,574)	4,718
Cash and cash equivalents at beginning of year	12,497	7,779

Cash and cash equivalents at end of year	$7,923	$12,497

Supplemental cash flow information:
Cash paid during the year for interest	$4,201	$3,298
Cash paid during the year for income taxes	$—	$—
Loans transferred to foreclosed assets	$—	$—

See accompanying notes to the financial statements.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies

Organization

1895 Bancorp of Wisconsin, Inc. (the “Company”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (the “Bank”) upon the reorganization of the Bank into the two-tier mutual holding company structure. As of December 31, 2018, the reorganization had not been completed, and therefore, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities as of and for the year ended December 31, 2018. Accordingly, the audited financial statements and other financial information contained in these financial statements relate solely to the Bank.

PyraMax Bank, FSB (the “Bank”) is chartered as a federal mutual savings bank. The Bank operates as a full-service financial institution, providing a full range of financial services, including the granting of commercial, residential, and consumer loans and acceptance of deposits from individual customers and small businesses in the metropolitan Milwaukee, Wisconsin, area. The Bank is subject to competition from other financial and nonfinancial institutions providing financial products. In addition, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values of securities, the fair values of financial instruments, mortgage servicing rights, and the valuation of deferred income tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less.

Available for Sale Securities

Securities classified as available for sale are those securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method. Interest and dividends on available securities are recognized as income when earned. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient enough to allow for any anticipated recovery in fair value.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loan sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for deferred loan fees and costs, charge-offs, and an allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable as of the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance balance, the Bank makes evaluations of the loan portfolio and related off-balance sheet commitments, considers current economic conditions and historical loss experience, and reviews specific problem loans and other factors.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and their relevant risk characteristics are as follows:

Commercial real estate: These loans are dependent on the industries tied to these loans. Commercial real estate loans are secured primarily by office and industrial buildings, warehouses, small retail shopping facilities, and various special-purpose properties, including hotels and restaurants. Financial information is obtained from borrowers and/or the individual project to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type,

Land development: These loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the on-site construction of industrial, commercial, residential, or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Residential real estate: These loans are generally to individuals and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral, and the loan to collateral value. Underwriting standards for residential real estate owner-occupied loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

Consumer: These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family, and other personal expenditures. These loans generally include direct consumer automobile loans and credit card loans. Also included in this category are junior liens on 1-4 family residential properties. These loans are generally smaller in size and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations.

Management regularly evaluates the allowance for loan losses using the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

A loan is impaired when, based on current information, it is probable that the Bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

Troubled Debt Restructurings

Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Bank grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line method over the estimated useful lives of the assets.

Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when rights are acquired through sale of mortgage loans. Mortgage servicing rights acquired through sale of loans are recognized as a component of loan servicing income and are recorded at fair value. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, the custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. The fair value of mortgage servicing rights may change because of changes in the discount rates, prepayment expectations, default rates, and other factors. Mortgage servicing rights are amortized into income in proportion to and over the period of the estimated future net servicing income of the underlying loans.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Mortgage servicing rights are evaluated for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation includes stratifying the mortgage servicing rights by predominant characteristics such as interest rates and terms and estimating fair value of each stratum. Impairment is recognized through a valuation allowance for an individual stratum to the extent that fair value is less than the carrying amount for the stratum.

Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost, which approximates fair value. The Bank is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The stock is evaluated for impairment on an annual basis.

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net foreclosed asset expense. There were no foreclosed assets as of December 31, 2018 and 2017, respectively. There were approximately $161 and $205 of residential real estate loans in process of foreclosure at December 31, 2018 and 2017, respectively.

Cash value of life insurance

The Bank purchased bank owned life insurance on the lives of certain employees. The Bank is the beneficiary of the life insurance policies. The cash surrender value of life insurance is reported at the amount that would be received in cash if the policies were surrendered. Increases in the cash value of the policies and proceeds of death benefits received are recorded in noninterest income. The increase in cash value of life insurance is not subject to income taxes, as long as the Bank has the intent and ability to hold the policies until the death benefits are received.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the allowances for loan losses, deferred compensation, depreciation, FHLB stock dividends and non-accrual interest. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Bank recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Based on its evaluation, the Bank has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Bank’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. During the periods shown, the Bank did not recognize any interest or penalties related to income tax expense in its statements of operations.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Employee Benefit Plans

The Bank has employee benefit plans for qualified employees. The Bank’s policy is to fund contributions as accrued.

Off-Balance Sheet Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Rate Lock Commitments

The Bank enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

Advertising

Advertising costs are expensed as incurred.

Other Comprehensive Loss

Other comprehensive loss is shown on the statements of comprehensive income (loss). The Bank’s accumulated other comprehensive loss is composed of the unrealized loss on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive loss for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately $18 and $0 was recognized for the years ended December 31, 2018 and 2017, respectively, in “provision (credit) for income taxes” on the statements of operations.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 classifications.

Recent Accounting Pronouncements

The Bank recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB):

ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  This standard allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects that result from remeasuring deferred tax assets and liabilities related to accumulated other comprehensive income for the newly enacted federal corporate income tax rate. The Bank adopted this new accounting standard for the year ended December 31, 2017. As a result, the Bank elected to reclassify $130 of stranded tax effects from accumulated other comprehensive loss to retained earnings as of December 31, 2017.

ASU 2017-08 “Receivables — Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The Bank adopted this accounting standard for the year ended December 31, 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Bank’s financial statements in future reporting periods.

ASU No. 2016-13, “Credit Losses (Topic 326).” ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently assessing the impact of adopting ASU 2016-13 on its financial statements.

ASU 2016-02 “Leases.” ASU 2016-02 affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial statements among organizations. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset would represent the right to use the underlying asset for the lease term and the lease liability would represent the discounted value of the required lease payments to the lessor. The ASU would also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard makes a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This standard is effective for financial statements issued for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on our financial condition or results of operations, except that the Bank will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2018. Adoption of ASU No. 2014-09 is not expected to have a material impact on the Bank’s financial statements.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 2 — Cash and Due from Banks

Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The Bank was required to maintain reserve balances with the Federal Reserve Bank of $0 as of both December 31, 2018 and 2017.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

NOTE 3 — Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$11,348	$25	$(204)	$11,169
Government-sponsored mortgage-backed securities	52,363	4	(1,992)	50,375
Corporate collateralized mortgage obligations	410	1	(1)	410
Asset-backed securities	3,530	2	(1)	3,531
Certificates of deposit	249	—	(3)	246

Total available for sale securities	$67,900	$32	$(2,201)	$65,731

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Obligations of states and political subdivisions	$20,545	$243	$(158)	$20,630
Government-sponsored mortgage-backed securities	61,218	41	(1,235)	60,024
Corporate collateralized mortgage obligations	696	6	—	702
Asset-backed securities	4,835	9	(12)	4,832
Corporate bonds	1,495	21	—	1,516
Certificates of deposit	1,246	5	—	1,251

Total available for sale securities	$90,035	$325	$(1,405)	$88,955

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

The Bank’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government enterprises: Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2018, $9,301 of the Bank’s mortgage related securities were pledged as collateral to secure customer deposit accounts. There were no securities pledged as of December 31, 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

The following table presents the portion of the Bank’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$1,567	$(5)	$6,909	$(199)	$8,476	$(204)
Government-sponsored mortgage-backed securities	29	—	49,549	(1,992)	49,578	(1,992)
Corporate collateralized mortgage obligations	204	—	147	(1)	351	(1)
Asset-backed securities	813	(1)	—	—	813	(1)
Certificates of deposit	—	—	246	(3)	246	(3)

Total	$2,613	$(6)	$56,851	$(2,195)	$59,464	$(2,201)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$1,435	$(18)	$5,866	$(140)	$7,301	$(158)
Government-sponsored mortgage-backed securities	18,507	(131)	36,176	(1,104)	54,683	(1,235)
Corporate collateralized mortgage obligations	8	—	—	—	8	—
Asset-backed securities	—	—	936	(12)	936	(12)
Certificates of deposit	249	—	—	—	249	—

Total	$20,199	$(149)	$42,978	$(1,256)	$63,177	$(1,405)

At December 31, 2018, the bank had 59 debt securities with unrealized losses with aggregate depreciation of 3.6% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not caused by changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$1,940	$1,939
Due after one through 5 years	6,443	6,327
Due after 5 through 10 years	3,214	3,149
Due after 10 years	—	—

Subtotal	11,597	11,415
Mortgage-related securities	52,773	50,785
Asset-backed securities	3,530	3,531

Total	$67,900	$65,731

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for each of the periods listed below:

	Years ended December 31,
	2018	2017
Proceeds from sales of available for sale securities	$14,392	$—
Gross gains	137	—
Gross losses	(70)	—

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans

Major classifications of loans are as follows:

	As of December 31,
	2018	2017
Commercial:
Real estate	$191,645	$156,991
Land development	2,187	2,687
Other	30,508	19,715
Residential real estate:
First mortgage	108,084	106,120
Construction	2,097	3,358
Consumer:
Home equity and lines of credit	36,154	42,344
Other	1,914	2,495

Subtotal	372,589	333,710
Net deferred loan fees	503	589
Allowance for loan losses	(3,262)	(3,093)

Net loans	$369,830	$331,206

Deposit accounts in an overdrawn position and reclassified as loans totaled $133 and $102 at December 31, 2018 and 2017, respectively.

Significant loan concentrations are considered to exist when there are amounts loaned to one borrower, or to multiple borrowers engaged in similar activities, that would cause them to be similarly impacted by economic or other conditions. While credit risks tend to be geographically concentrated in the Bank’s metropolitan Milwaukee market area, and while a significant portion of the Bank’s loan portfolio is secured by commercial and residential real estate, there are no significant concentrations whose primary sources of repayment are reliant upon an individual or group of related borrowers.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

December 31, 2018	Commercial	Residential	Consumer	Total
Beginning balance	$1,369	$1,246	$478	$3,093
Provision for loan losses	—	—	—	—
Loans charged off	(1)	—	(123)	(124)
Recoveries of loans previously charged off	80	4	209	293

Total ending allowance balance	$1,448	$1,250	$564	$3,262

December 31, 2017	Commercial	Residential	Consumer	Total
Beginning balance	$1,345	$1,224	$439	$3,008
Provision for loan losses	—	—	—	—
Loans charged off	—	—	(37)	(37)
Recoveries of loans previously charged off	24	22	76	122

Total ending allowance balance	$1,369	$1,246	$478	$3,093

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

December 31, 2018	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$1,165	$1,176	$36	$2,377
Collectively evaluated for impairment	223,175	109,005	38,032	370,212

Total loans	$224,340	$110,181	$38,068	$372,589

Allowance for loan losses:
Individually evaluated for impairment	$—	$6	$6	$12
Collectively evaluated for impairment	1,448	1,244	558	3,250

Total allowance for loan losses	$1,448	$1,250	$564	$3,262

December 31, 2017	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$2,529	$1,888	$—	$4,417
Collectively evaluated for impairment	176,864	107,590	44,839	329,293

Total loans	$179,393	$109,478	$44,839	$333,710

Allowance for loan losses:
Individually evaluated for impairment	$—	$230	$—	$230
Collectively evaluated for impairment	1,369	1,016	478	2,863

Total allowance for loan losses	$1,369	$1,246	$478	$3,093

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

Information regarding impaired loans follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
December 31, 2018
Loans with no related allowance for loan losses:
Commercial:
Real estate	$701	$701	NA	$658	$40
Land development	303	303	NA	303	—
Other	161	161	NA	46	2
Residential real estate and consumer:
First mortgage	1,085	1,375	NA	1,235	25
Home equity and lines of credit	30	56	NA	32	—

Total loans with no related allowance for loan losses	2,280	2,596	NA	2,274	67

Loans with related allowance for loan losses:
Residential real estate and consumer:
First mortgage	91	91	6	154	3
Home equity and lines of credit	6	6	6	124	—

Total loans with related allowance for loan losses	97	97	12	278	3

Grand totals	$2,377	$2,693	$12	$2,552	$70

December 31, 2017
Loans with no related allowance for loan losses:
Commercial:
Real estate	$2,024	$2,024	NA	$2,192	$148
Land development	303	303	NA	303	—
Other	202	202	NA	138	3
Residential real estate and consumer:
First mortgage	1,510	1,785	NA	1,838	89

Total loans with no related allowance for loan losses	4,039	4,314	NA	4,471	240

Loans with related allowance for loan losses:
Residential real estate and consumer:
First mortgage	378	392	230	394	15

Total loans with related allowance for loan losses	378	392	230	394	15

Grand totals	$4,417	$4,706	$230	$4,865	$255

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

There were no additional funds committed to impaired loans as of December 31, 2018 and 2017, respectively.

The Bank regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

“Watch / Special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

December 31, 2018	Pass	Watch and Special Mention	Substandard	Total
Real estate	$186,303	$4,403	$939	$191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508

Total	$212,400	$10,537	$1,403	$224,340

December 31, 2017	Pass	Watch and Special Mention	Substandard	Total
Real estate	$144,763	$9,786	$2,442	$156,991
Land development	2,384	—	303	2,687
Other	14,505	5,178	32	19,715

Total	$161,652	$14,964	$2,777	$179,393

There were no loans rated as doubtful at December 31, 2018 and December 31, 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

December 31, 2018	Performing	Non Performing	Total
Residential real estate:
First mortgages	$107,018	$1,066	$108,084
Construction	2,097	—	2,097
Consumer:
Home equity and lines of credit	35,984	170	36,154
Other	1,914	—	1,914

Total	$147,013	$1,236	$148,249

December 31, 2017	Performing	Non Performing	Total
Residential real estate:
First mortgages	$105,083	$1,037	$106,120
Construction	3,358	—	3,358
Consumer:
Home equity and lines of credit	41,819	525	42,344
Other	2,493	2	2,495

Total	$152,753	$1,564	$154,317

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

Loan aging and nonaccrual information follows:

December 31, 2018	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Nonaccrual Loans
Commercial:
Real estate	$191,645	$—	$—	$191,645	$—
Land development	1,884	—	303	2,187	303
Other	30,508	—	—	30,508	16
Residential real estate:
First mortgage	106,523	1,470	91	108,084	1,066
Construction	2,097	—	—	2,097	—
Consumer:
Home equity and lines of credit	35,926	215	13	36,154	170
Other	1,912	2	—	1,914	—

Total	$370,495	$1,687	$407	$372,589	$1,555

	Total nonaccrual loans to total loans				0.42%
	Total nonaccrual loans to total assets				0.32%

December 31, 2017	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Nonaccrual Loans
Commercial:
Real estate	$156,985	$6	$—	$156,991	$—
Land development	2,384	—	303	2,687	303
Other	19,715	—	—	19,715	32
Residential real estate:
First mortgage	103,908	2,156	56	106,120	1,128
Construction	3,358	—	—	3,358	—
Consumer:
Home equity and lines of credit	41,694	526	124	42,344	420
Other	2,483	11	1	2,495	4

Total	$330,527	$2,699	$484	$333,710	$1,887

	Total nonaccrual loans to total loans				0.57%
	Total nonaccrual loans to total assets				0.40%

There are no loans 90 or more days past due and accruing interest as of December 31, 2018 or 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 4 — Loans – (continued)

Nonperforming loans are as follows:

	As of December 31,
	2018	2017
Nonaccrual loans, other than troubled debt restructurings	$906	$1,058
Nonaccrual loans, troubled debt restructurings	649	829

Total nonperforming loans (NPLs)	$1,555	$1,887

Restructured loans, accruing	$459	$729

There were no new TDRs during the years ended December 31, 2018 and 2017.

The Bank considers a troubled debt restructuring in default if it becomes past due more than 90 days. No troubled debt restructurings defaulted within 12 months of their modification date during the years ended December 31, 2018 and 2017.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 5 — Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	As of December 31,
	2018	2017
Land	$1,408	$1,408
Buildings	10,044	9,341
Leasehold and land improvements	661	661
Furniture and equipment	6,029	6,122

Totals	18,142	17,532
Less: Accumulated depreciation	9,979	9,871

Premises and equipment, net	$8,163	$7,661

Depreciation of premises and equipment totaled $663 and $691 for the years ended December 31, 2018 and 2017, respectively.

There was no impairment of premises and equipment during the year ended December 31, 2018. During the year ended December 31, 2017, the Bank recognized impairment on a branch building totaling $1,095.

The Bank leases premises from nonrelated entities. Rent expense under these non-cancelable leases totaled $218 and $203 for the years ended December 31, 2018 and 2017, respectively.

Minimum rental commitments under non-cancelable leases, before considering available renewal options, are as follows as of December 31, 2018:

2019	$224
2020	81
2021	20

Total	$325

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 6 — Mortgage Servicing Rights

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $332,515 at December 31, 2018, and $355,616 at December 31, 2017.

The following is a summary of changes in the balance of mortgage servicing rights for the periods indicated below:

	As of December 31,
	2018	2017
Beginning balance	$2,270	$2,421
Additions	168	199
Amortization	(335)	(350)

Ending balances	2,103	2,270

Fair value at beginning of period	$3,158	$3,422

Fair value at end of period	$3,371	$3,158

There was no valuation allowance as of December 31, 2018 and 2017. The Bank did not sell any mortgage servicing rights during the years ended December 31, 2018 and 2017.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds, and ancillary income and servicing costs. As of December 31, 2018, and 2017, the model used discount rates ranging from 10% to 14% and prepayment speeds ranging from 7% to 43%, respectively, both of which were based on market data from independent organizations.

The following table shows the estimated future amortization of mortgage servicing rights for the next five years. The projections of amortization expense are based on existing asset balances as of as of December 31, 2018. The actual amortization expense the Bank recognizes in any given period may be significantly different depending on changes in interest rates, market conditions, and regulatory requirements.

For the period ending December 31,
2019	$444
2020	417
2021	389
2022	361
2023	331
Thereafter	161

Total	$2,103

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 7 — Deposits

The composition of deposits is as follows:

	As of December 31,
	2018	2017
Non-interest bearing checking	$85,988	$62,817
Interest bearing checking	25,556	26,649
Money market	59,071	55,016
Statement savings accounts	53,245	58,566
Certificates of deposit	182,277	186,243

Total	$406,137	$389,291

Certificates of deposit that met or exceeded the FDIC insurance limit of $250 totaled $12,787 and $14,892 at December 31, 2018 and 2017, respectively.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2018	2017
Interest bearing checking	$52	$31
Money market	424	179
Statement savings accounts	74	61
Certificates of deposit	3,141	2,622

Total	$3,691	$2,893

The scheduled maturities of certificates of deposit are as follows:

2019	$96,627
2020	70,596
2021	13,193
2022	1,413
2023	448
Thereafter	—

Total	$182,277

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 8 — FHLB Advances

A summary of FHLB advances follows:

	As of December 31,
	2018		2017
	Rate	Amount	Rate	Amount
		(dollars in thousands)
Open line of credit	2.61%	$5,350	0.88%	$10,000
Fixed rate, fixed term advances	1.13% - 1.50%	24,000	1.13% - 1.50%	24,000
Advance structured note, payments due monthly, maturing February 2030	7.47%	660	7.47%	693

Total		$30,010		$34,693

A summary of the scheduled maturities of FHLB advances follows:

	December 31, 2018
	Weighted Average Rate	Amount
2019	1.58%	$22,386
2020	7.47%	39
2021	1.45%	7,042
2022	7.47%	46
2023	7.47%	49
Thereafter	7.47%	448

Total		$30,010

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Bank has a master contract agreement with the FHLB that provides for borrowing up to the lesser of 22.22 times the FHLB stock owned, a determined percentage of the book value of the Bank’s qualifying real estate loans, or a determined percentage of the Bank’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as London InterBank Offered Rate (LIBOR), federal funds, or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Bank has pledged approximately $151,708 at December 31, 2018, and $137,357 at December 31, 2017 of qualifying loans. FHLB advances are also secured by $1,261 at December 31, 2018 and $1,436 at December 31, 2017 of FHLB stock owned by the Bank. At December 31, 2018 and 2017, the Bank’s available and unused portion of this borrowing agreement totaled $800 and $0, respectively.

NOTE 9 — Employee Benefit Plan

The Bank sponsors a 401(k)-profit sharing plan covering substantially all employees certain age and minimum service requirements. The Bank may then match a discretionary percentage of each eligible participant’s contribution. Matching contributions were $338 and $355 for the years ended December 31, 2018 and 2017, respectively.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 10 — Income Taxes

The provision for income taxes included in the accompanying financial statements consists of the following components:

	Years ended December 31,
	2018	2017
Current taxes:
Federal	$(397)	$89
State	—	—

Total current taxes	(397)	89

Deferred taxes:
Federal	263	(678)
State	(43)	(178)
Adjustment to net deferred tax asset for the Tax Cuts and Jobs Act	—	2,062
Change in valuation allowance	—	(4,757)

Total deferred taxes	220	(3,551)

Total tax (benefit)	$(177)	$(3,462)

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 10 — Income Taxes – (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$884	$848
Deferred compensation	658	615
Accrued employee benefits	229	227
Loss carryforwards	4,080	4,105
Unrealized loss on available for sale securities	586	292
Premises and equipment	262	274
Other	91	436

Total deferred tax assets	6,790	6,797

Deferred tax liabilities:
Loan fees	$136	$161
Premises and equipment	—	—
Mortgage servicing rights	570	623
FHLB stock dividends	38	42

Total deferred tax liabilities	744	826

Net deferred tax asset	$6,046	$5,971

The Bank has federal loss carryforwards of approximately $12,500 as of December 31, 2018. These losses begin to expire in 2029. The Bank has state net operating loss carryforwards totaling approximately $22,600 that may be applied against future state taxable income and begin to expire in 2021 as of December 31, 2018.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law. Management determined there was enough reasonable evidence under current tax laws to reverse the December 31, 2016, valuation allowance of $4,757 during the year ended December 31, 2017.

Under the Internal Revenue Code and Wisconsin statutes, the Bank is permitted to deduct, for tax years beginning before 1997, an annual addition to a reserve for bad debts. The amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Bank did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2018, included approximately $8,315, for which no deferred federal or state income taxes were provided. If, in the future, the Bank no longer qualified as a bank for tax purposes, income taxes of approximately $2,278 would be imposed.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 10 — Income Taxes – (continued)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which is effective for the Bank beginning January 1, 2018. As a result of the tax rate reduction in the Act, the Bank reduced its net deferred tax asset during the year ended December 31, 2017, by $2,062, which was recognized as additional income tax expense.

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:

	Years ended December 31,
	2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates:
Federal income taxes at statutory rate	$(41)	21.00%	$(613)	34.00%
Adjustments for:
State income taxes, net of federal income tax benefit	(34)	17.34%	(118)	6.54%
Increase in cash value of life insurance	(142)	72.73%	(140)	7.76%
Change in valuation allowance	—	0.00%	(4,757)	263.83%
Tax reform	—	0.00%	2,062	-114.36%
Other	40	-20.41%	104	-5.76%

Provision (credit) for income taxes	$(177)	90.66%	$(3,462)	192.01%

With few exceptions, the Bank is no longer subject to federal or state examinations by taxing authorities for years before 2014.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 11 — Commitments and Contingencies

In the normal course of business, the Bank may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements. No legal proceedings existed at December 31, 2018.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance- sheet instruments. Since some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Bank.

The contract amounts of credit-related financial instruments at December 31, 2018 and 2017 are summarized below:

December 31, 2018	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$19,255	$37,258	$56,513
Standby letters of credit	—	33	33
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	612	—	612
Commitments to sell loans	6,617	—	6,617
Overdraft protection program commitments	3,894	—	3,894

Total	$30,378	$37,291	$67,669

December 31, 2017	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$8,563	$41,204	$49,767
Standby letters of credit	—	353	353
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	695	—	695
Commitments to sell loans	7,328	—	7,328
Overdraft protection program commitments	4,331	—	4,331

Total	$20,917	$41,557	$62,474

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 11 — Commitments and Contingencies – (continued)

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.

Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the financial statements, since recording the fair value of these guarantees would not have a significant impact on the financial statements.

The Bank participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Bank enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Bank receives an agency fee reported as a component of gain on sale of loans. The Bank had $1,882 of commitments to deliver loans through the Program as of December 31, 2018. Once delivered to the Program, the Bank provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Bank is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Bank receives a fee for this credit enhancement. The Bank records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2018, and 2017, the Bank had no liability outstanding.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 12 — Concentration of Credit Risk

Financial instruments that potentially subject the Bank to credit risk consist primarily of cash and cash equivalents, investments, and loans. The Bank’s cash and cash equivalents are held in demand accounts with various institutions. The Bank’s investments are held in a variety of interest-bearing investments including obligations from the U.S. government and government sponsored agencies and certificates of deposit. Such deposits are generally in excess of insured limits. The Bank has not experienced any historical losses on its deposits of cash and cash equivalents. Practically all of the Bank’s loans and commitments have been granted to customers in the Bank’s market area. Although the Bank has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Bank. The concentration of credit by type of loan is set forth in Note 4.

NOTE 13 — Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended Decemer 31,
	2018	2017
Beginning balance	$1,477	$2,004
New loans	62	202
Repayments	(250)	(729)

Ending balance	$1,289	$1,477

Deposits from directors, executive officers, and their affiliates totaled $938 and $926 at December 31, 2018 and 2017, respectively.

The Bank utilizes the services of law firms in which certain of the Bank’s directors are partners. Fees paid to the firms were $47 and $63 during the years ended December 31, 2018 and 2017, respectively.

NOTE 14— Fair Value

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

Level 1 — Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 — Fair value measurement is based on: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 — Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Bank’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 14 — Fair Value – (continued)

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the Bank’s valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Available for sale securities — Available for sale securities may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Loans — Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. Independent appraisals are obtained that utilize one or more valuation methodologies-typically they will incorporate a comparable sales approach and an income approach. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recent appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements.

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018
Available for sale securities:
Obligations of states and political subdivisions	$—	$11,169	$—	$11,169
Government-sponsored mortgage-backed securities	—	50,375	—	50,375
Corporate collateralized mortgage obligations	—	410	—	410
Asset-backed securities	—	3,531	—	3,531
Certificates of deposit	—	246	—	246

Total	$—	$65,731	$—	$65,731

	Recurring Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017
Available for sale securities:
Obligations of states and political subdivisions	$—	$20,630	$—	$20,630
Government-sponsored mortgage-backed securities	—	60,024	—	60,024
Corporate collateralized mortgage obligations	—	702	—	702
Asset-backed securities	—	4,832	—	4,832
Corporate bonds	—	1,251	—	1,251
Certificates of deposit	—	1,516	—	1,516

Total	$—	$88,955	$—	$88,955

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 14 — Fair Value – (continued)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

	Recurring Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018
Loans	$—	$—	$85	$85

December 31, 2017
Loans	$—	$—	$148	$148

Loans with a carrying amount of $97 were considered impaired and were written down to their estimated fair value of $85 as of December 31, 2018. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $12 as of December 31, 2018. Loans with a carrying amount of $378 were considered impaired and were written down to their estimated fair value of $148 as of December 31, 2017. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $230.

Quantitative information about nonrecurring Level 3 fair value measurements follows:

	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range/Weighted Average
December 31, 2018
Impaired loans	$85	Market and/or income approach	Management discount to appraised values	10-20%

December 31, 2017
Impaired loans	$148	Market and/or income approach	Management discount to appraised values	10-20%

The Bank estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents — Fair value approximates the carrying value.

Loans held for sale — Fair value is based on commitments on hand from investors or prevailing market prices.

Loans — Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.

FHLB stock — Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

Accrued interest receivable and payable — Fair value approximates the carrying value.

Cash value of life insurance — Fair value is based on reported values of the assets.

Deposits and advance payments by borrowers for taxes and insurance — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 14 — Fair Value – (continued)

FHLB Advances — Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of those borrowings.

The carrying value and estimated fair value of financial instruments follow:

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,923	$7,923	$—	$—
Available for sale securities	65,731	—	65,731	—
Loans held for sale	771	—	771	—
Loans	369,830	—	—	362,233
Accrued interest receivable	1,106	1,106	—	—
Cash value of life insurance	13,400	—	—	13,400
FHLB stock	1,261	—	—	1,261
Financial liabilities:
Deposits	406,137	223,860	—	180,703
Advance payments by borrowers for taxes and insurance	1,240	1,240	—	—
FHLB advances	30,010	—	—	29,499
Accrued interest payable	372	372	—	—

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$12,497	$12,497	$—	$—
Available for sale securities	88,955	—	88,955	—
Loans held for sale	217	—	217	—
Loans	331,206	—	—	328,526
Accrued interest receivable	1,214	1,214	—	—
Cash value of life insurance	13,732	—	—	13,732
FHLB stock	1,436	—	—	1,436
Financial liabilities:
Deposits	389,291	203,048	—	185,758
Advance payments by borrowers for taxes and insurance	385	385	—	—
FHLB advances	34,693	—	—	34,229
Accrued interest payable	340	340	—	—

Limitations — The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 14 — Fair Value – (continued)

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the balance sheets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 15 — Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Bank made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Bank are sufficient to meet the fully phased-in conservation buffer.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2018, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2018, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2018 that management believes have changed the category.

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 15 — Equity and Regulatory Matters – (continued)

The Bank’s actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Leverage (Tier 1)	$35,955	7.5%	$19,110	4.0%	$23,887	5.0%

Risk-based:
Common Tier 1	35,955	10.0%	16,153	4.5%	23,333	6.5%
Tier 1	35,955	10.0%	21,538	6.0%	28,717	8.0%
Total	39,217	10.9%	28,717	8.0%	35,897	10.0%

December 31, 2017
Leverage (Tier 1)	$34,868	7.4%	$18,975	4.0%	$23,719	5.0%

Risk-based:
Common Tier 1	34,868	11.1%	14,174	4.5%	20,473	6.5%
Tier 1	34,868	11.1%	18,898	6.0%	25,197	8.0%
Total	37,961	12.1%	25,197	8.0%	31,497	10.0%

PYRAMAX BANK, FSB

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

(In thousands)

NOTE 16 — Deferred Compensation

The Bank has obligations to certain retired and active employees and directors under deferred compensation plans. A liability is recorded for the value of the deferred compensation obligations amounting to $2,429 and $2,243 at December 31, 2018 and 2017, respectively. The amounts deferred under the plans are invested in various cash equivalent, bond, and equity security accounts that are maintained in a Rabbi Trust. As of December 31, 2018, and 2017, the balances in the Rabbi Trust accounts was included with other assets and totaled $2,429 and $2,243, respectively.

The Bank has entered into various salary continuation agreements with key officers. The agreements provide for the payment of specified amounts upon each employee’s retirement or death. The liability outstanding under the agreements was $438 and $538 at December 31, 2018 and 2017, respectively. The amount charged to operations was $48 and $48 for the years ended December 31, 2018 and 2017, respectively.

The Bank is the beneficiary of insurance policies on the lives of certain key employees. These policies had a cash value of $13,400 at and $13,732 at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Bank received proceeds from life insurance of $856, and recorded a gain on life insurance benefit received in the amount of $120. There were no proceeds from life insurance or gain on life insurance benefit received during the year ended December 31, 2017.

NOTE 17 — Subsequent Event

On September 5, 2018, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”). The Plan has been approved of the Board of Governors of the Federal Reserve System and by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. Pursuant to the Plan, on January 8, 2019, the Bank converted to a stock savings bank and issued all of its outstanding stock to a new holding company, named 1895 Bancorp of Wisconsin, Inc. Pursuant to the Plan, the new holding company sold 2,145,738 shares of common stock in the subscription offering (including 175,528 shares to be issued to the Bank’s employee stock ownership plan “ESOP”) at $10.00 per share, for gross offering proceeds of approximately $21.5 million in its subscription offering. In addition, on January 8, 2019, 48,767 shares and $100,000 were contributed to a newly formed charitable foundation, 1895 Bancorp of Wisconsin Community Foundation. 1895 Bancorp of Wisconsin, Inc. was organized as a corporation under the laws of the United States and offered 45% of its common stock to be outstanding to the Bank’s eligible members, the ESOP, a community foundation and certain other persons. 1895 Bancorp of Wisconsin, MHC was organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of 1895 Bancorp of Wisconsin, Inc.

The costs of the reorganization and the issuing of the common stock have been deferred and deducted from the sales proceeds of the offering. Reorganization costs were $967 during the year ended December 31, 2018. There were no reorganization costs for the year ended December 31, 2017.

On January 4, 2019 the Bank sold $5 million of deposits, the bank facility and property located at 1605 W. Mitchell Street in Milwaukee, and various other assets to a third party. The Bank recognized a gain of $114 on this branch sale.

Management has reviewed the Bank’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2018, but prior to the release of these financial statements. Based on the results of this review, no additional subsequent event disclosures or financial statement impacts to these financial statements are required.