Form 10-Q
period 2019-03-31
1895 Bancorp of Wisconsin, Inc.
filed 2019-05-10
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

4,876,677 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 10, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BCOW	The NASDAQ Stock Market, LLC

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

EXPLANATORY NOTE

1895 Bancorp of Wisconsin, Inc. (the “Company,” “we” or “our”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (“PyraMax Bank”) upon the reorganization of PyraMax Bank into the two-tier mutual holding company structure. The reorganization was completed on January 8, 2019. Prior to January 8, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial information contained in this Quarterly Report on Form 10-Q relates solely to PyraMax Bank for any period prior to January 8, 2019.

The financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements, and related notes, of the Company at and for the year ended December 31, 2018 contained in the Company’s Annual Report Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2019.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and due from banks	$32,540	$7,782
Fed funds sold	2,143	141

Cash and cash equivalents	34,683	7,923
Available for sale securities, stated at fair value	64,695	65,731
Loans held for sale	1,233	771
Loans, net of allowance for loan losses of $3,426 and $3,262, respectively	360,083	369,830
Premises and equipment, net	7,692	8,163
Mortgage servicing rights, net	2,117	2,103
Federal Home Loan Bank stock, at cost	984	1,261
Accrued interest receivable	1,170	1,106
Cash value of life insurance	13,500	13,400
Other assets	10,794	10,811

TOTAL ASSETS	$496,951	$481,099

Liabilities and Stockholders’ Equity
Deposits	405,665	406,137
Advance payments by borrowers for taxes and insurance	4,333	1,240
Federal Home Loan Bank advances	24,651	30,010
Accrued interest payable	503	372
Other liabilities	5,108	5,159

Total liabilities	440,260	442,918

Common stock, $0.01 par value, 90,000,000 shares authorized, 4,876,677 shares issued as of March 31, 2019	49	—
Additional paid-in capital	19,980	—
Unallocated common stock of Employee Stock Ownership Plan, 175,528 shares as of March 31, 2019	(1,755)	—
Retained earnings	39,293	39,764
Accumulated other comprehensive loss, net of income taxes	(876)	(1,583)

Total stockholders’ equity	56,691	38,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,951	$481,099

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
	(unaudited)
Interest and dividend income:
Loans, including fees	$3,988		$3,401
Securities, taxable	392		494
Other	65		11

Total interest and dividend income	4,445		3,906

Interest expense:
Interest-bearing deposits	1,180		795
Borrowed funds	123		144

Total interest expense	1,303		939

Net interest income	3,142		2,967
Provision for loan losses	—		—

Net interest income after provision for loan losses	3,142		2,967

Noninterest income:
Service charges and other fees	186		191
Loan servicing	222		144
Net gain on sale of loans	124		220
Net gain on sale of securities	—		21
Increase in cash surrender value of insurance	100		99
Other	118		11

Total noninterest income	750		686

Noninterest expense:
Salaries and employee benefits	2,427		2,087
Foreclosed assets, net	7		1
Advertising and promotions	56		12
Data processing	206		206
Occupancy and equipment	458		419
FDIC assessment	93		78
Other	1,325		707

Total noninterest expense	4,572		3,510

(Loss) income before income taxes	(680)		143
(Credit) provision for income taxes	(209)		13

Net (loss) income	$(471)		$130

Earnings per common share
Basic	$(0.10)	$	N/A
Diluted	$(0.10)	$	N/A

Average common shares outstanding
Basic	4,701		N/A
Diluted	4,701		N/A

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended March 31,
	2019	2018
	(unaudited)
Net (loss) income	$(471)	$130

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	969	(994)
Reclassification adjustment for gains realized in net income	—	(21)

Other comprehensive income (loss) before income tax effect	969	(1,015)
Income tax effect of other comprehensive income (loss) items	262	(274)

Other comprehensive income (loss), net of income tax	707	(741)

Comprehensive income (loss)	$236	$(611)

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Additional paid- in capital	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of January 1, 2019	$—	$—	$—	$39,764	$(1,583)	$38,181
Net loss	—	—	—	(471)	—	(471)
Other comprehensive income	—	—	—	—	707	707
Net proceeds from stock offering (4,876,677 shares issued)	49	19,980	—	—	—	20,029
Purchase of ESOP shares (175,528 shares purchased)	—	—	(1,755)	—	—	(1,755)

Balance as of March 31, 2019	$49	$19,980	$(1,755)	$39,293	$(876)	$56,691

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(471)	$130
Adjustments to reconcile net (loss) income to net cash from operating activities:
Net amortization of investment securities	63	105
Depreciation	172	160
Write-down of premises and equipment	—	8
Gain on sale of premises and equipment	(97)	—
Net gain on sale of investment securities	—	(21)
Deferred income taxes	(203)	(1)
Originations of mortgage loans held for sale	(17,201)	(15,390)
Proceeds from sales of mortgage loans held for sale	16,863	13,220
Net gain on sale of mortgage loans held for sale	(124)	(220)
Net change in cash value of life insurance	(100)	(99)
Changes in operating assets and liabilities:
Mortgage servicing rights	(14)	81
Accrued interest receivable and other assets	(106)	(67)
Accrued interest payable and other liabilities	80	(552)

Net cash used in operating activities	(1,138)	(2,646)

Cash Flows From Investing Activities
Proceeds from sales of securities available for sale	—	9,518
Maturities, prepayments, and calls of securities available for sale	1,942	1,753
Net decrease (increase) in loans	9,747	(27,842)
Net capital receipts (expenditures) for premises and equipment	396	(103)
Net decrease (increase) in Federal Home Loan Bank stock	277	(90)
Cash paid, net of cash received, for sale of branch	(3,490)	—

Net cash provided by (used in) investing activities	8,872	(16,764)

Cash Flows From Financing Activities
Net increase in deposits	3,018	9,107
Net increase in advance payments by borrowers for taxes and insurance	3,093	4,004
Net proceeds from stock offering	18,274	—
Proceeds from issuance of Federal Home Loan Bank advances	—	1,992
Principal payments on Federal Home Loan Bank advances	(5,359)	—

Net cash provided by financing activities	19,026	15,103

Net increase (decrease) in cash and cash equivalents	26,760	(4,307)
Cash and cash equivalents at beginning of period	7,923	12,497

Cash and cash equivalents at end of period	$34,683	$8,190

Supplemental cash flow information:
Cash paid during the year for interest	$1,172	$939
Cash paid during the year for income taxes	—	—
Non-cash investing and financing activities

On January 4, 2019, the Company sold its West Mitchell Street branch. The sale consisted of premises and equipment and related deposit accounts at the branch. The Company received a premium of $114. In conjunction with the sale, the values of assets and liabilities were as follows:

Cash	$3,490
Premises and equipment	686
Deposits	4,290

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

1895 Bancorp of Wisconsin, Inc. (the “Company”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (the “Bank”) upon the reorganization of the Bank into the two-tier mutual holding company structure. As of December 31, 2018, the reorganization had not been completed, and therefore, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities as of and for the year ended December 31, 2018. Accordingly, the financial information contained in these financial statements relates solely to the Bank for periods prior to January 8, 2019.

PyraMax Bank, FSB (the “Bank”) is chartered as a federal savings bank. The Bank operates as a full-service financial institution, providing a full range of financial services, including the granting of commercial, residential, and consumer loans and acceptance of deposits from individual customers and small businesses in the metropolitan Milwaukee, Wisconsin, area. The Bank is subject to competition from other financial and nonfinancial institutions providing financial products. In addition, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

On September 5, 2018, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System and by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. Pursuant to the Plan, on January 8, 2019, the Bank converted to a stock savings bank and issued all of its outstanding stock to a new holding company, named 1895 Bancorp of Wisconsin, Inc. Pursuant to the Plan, the new holding company sold 2,145,738 shares of common stock (including 175,528 shares to be issued to the Bank’s employee stock ownership plan “ESOP”) at $10.00 per share, for gross offering proceeds of approximately $21.5 million in its subscription offering. In addition, on January 8, 2019, 48,767 shares and $100,000 were contributed to a newly formed charitable foundation, 1895 Bancorp of Wisconsin Community Foundation. 1895 Bancorp of Wisconsin, Inc. was organized as a corporation under the laws of the United States and offered 45% of its common stock to be outstanding to the Bank’s eligible members, the ESOP, a community foundation and certain other persons. 1895 Bancorp of Wisconsin, MHC was organized as a mutual holding company under the laws of the United States and owns 55% of the outstanding common stock of 1895 Bancorp of Wisconsin, Inc.

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

The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values of securities, financial instruments and mortgage servicing rights, and the valuation of deferred income tax assets. Actual results could differ from those estimates.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 2 – RECENT ACCOUNTING STANDARDS

The Bank recently adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Management adopted this new accounting standard beginning with the interim period ended March 31, 2019, with no material impact on the Bank’s financial statements.

The following ASUs have been issued by the FASB and may impact the Bank’s financial statements in future reporting periods:

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the impact of adopting ASU 2016-13 on the Bank’s financial statements.

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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. This ASU applies to all entities that hold financial assets or owe financial liabilities, and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this ASU 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement to disclose the fair values of financial instruments measured at amortized cost for entities that are not public business entities; 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair values required to be disclosed for financial instruments measured at amortized cost; 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 31, 2019. Early adoption is permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Bank’s financial statements.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized costs and fair values of securities available-for-sale were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$10,829	$36	$(107)	$10,758
Government-sponsored mortgage-backed securities	51,184	18	(1,145)	50,057
Corporate collateralized mortgage obligations	390	1	—	391
Asset-backed securities	3,243	—	(2)	3,241
Certificates of deposit	249	—	(1)	248

Total	$65,895	$55	$(1,255)	$64,695

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,348	$25	$(204)	$11,169
Government-sponsored mortgage-backed securities	52,363	4	(1,992)	50,375
Corporate collateralized mortgage obligations	410	1	(1)	410
Asset-backed securities	3,530	2	(1)	3,531
Certificates of deposit	249	—	(3)	246

Total	$67,900	$32	$(2,201)	$65,731

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

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,445	$1,445
Due after one through 5 years	6,435	6,388
Due after 5 through 10 years	3,198	3,173
Due after 10 years	—	—
Mortgage-related securities	51,574	50,448
Asset-backed securities	3,243	3,241

Total	$65,895	$64,695

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$7,747	$(107)	$7,747	$(107)
Government-sponsored mortgage-backed securities	—	—	45,257	(1,145)	45,257	(1,145)
Asset-backed securities	2,558	(2)	—	—	2,558	(2)
Certificates of deposit	—	—	248	(1)	248	(1)

Total	$2,558	$(2)	$53,252	$(1,253)	$55,810	$(1,255)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$1,567	$(5)	$6,909	$(199)	$8,476	$(204)
Government-sponsored mortgage-backed securities	29	—	49,549	(1,992)	49,578	(1,992)
Corporate collateralized mortgage obligations	204	—	147	(1)	351	(1)
Asset-backed securities	813	(1)	—	—	813	(1)
Certificates of deposit	—	—	246	(3)	246	(3)

Total	$2,613	$(6)	$56,851	$(2,195)	$59,464	$(2,201)

At March 31, 2019 and December 31, 2018, respectively, the Bank had 51 and 59 debt securities with unrealized losses representing aggregate depreciation of approximately 2.2% and 3.6% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three Months ended March 31,
	2019	2018
	(in thousands)
Proceeds from sales of securities available-for-sale	$—	$9,518
Gross realized gains	—	91
Gross realized losses	—	70

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial:
Real estate	$189,440	$191,645
Land development	2,405	2,187
Other	32,495	30,508
Residential real estate:
First mortgages	99,944	108,084
Construction	1,797	2,097
Consumer:
Home equity and lines of credit	35,122	36,154
Other	1,838	1,914

Subtotal	363,041	372,589
Net deferred loan fees	468	503
Allowance for loan losses	(3,426)	(3,262)

Loans, net	$360,083	$369,830

The Bank provides several types of loans to its customers, including commercial, residential, construction and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While the Bank’s credit risks are geographically concentrated within the metropolitan Milwaukee, Wisconsin area, there are no concentrations with individual borrowers or groups of related borrowers.

During the normal course of business, the Bank may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of March 31, 2019 and December 31, 2018, respectively, the Bank had transferred $16,739 and $61,328 in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Bank.

An analysis of past due loans is presented below:

	March 31, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$189,440	$189,440
Land development	—	303	303	2,102	2,405
Other	—	—	—	32,495	32,495
Residential real estate:
First mortgages	1,069	227	1,296	98,648	99,944
Construction	—	—	—	1,797	1,797
Consumer:
Home equity and lines of credit	218	35	253	34,869	35,122
Other	—	—	—	1,838	1,838

Total	$1,287	$565	$1,852	$361,189	$363,041

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	December 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$191,645	$191,645
Land development	—	303	303	1,884	2,187
Other	—	—	—	30,508	30,508
Residential real estate:
First mortgages	1,470	91	1,561	106,523	108,084
Construction	—	—	—	2,097	2,097
Consumer:
Home equity and lines of credit	215	13	228	35,926	36,154
Other	2	—	2	1,912	1,914

Total	$1,687	$407	$2,094	$370,495	$372,589

There were no loans 90 days or more past due and accruing interest as of March 31, 2019 or December 31, 2018.

A summary of activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended March 31, 2019
Allowance for loan losses
Beginning balance	$1,448	$1,250	$564	$3,262
Provision for loan losses	—	—	—	—
Loans charged-off	—	(37)	(1)	(38)
Recoveries	196	—	6	202

Ending balance	$1,644	$1,213	$569	$3,426

Three months ended March 31, 2018
Allowance for loan losses
Beginning balance	$1,369	$1,246	$478	$3,093
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(5)	(5)
Recoveries	3	—	12	15

Ending balance	$1,372	$1,246	$485	$3,103

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	March 31, 2019
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$1,152	$1,153	$35	$2,340
Collectively evaluated for impairment	223,188	100,588	36,925	360,701

Total loans	$224,340	$101,741	$36,960	$363,041

Allowance for loan losses:
Individually evaluated for impairment	$—	$6	$6	$12
Collectively evaluated for impairment	1,644	1,207	563	3,414

Total allowance for loan losses	$1,644	$1,213	$569	$3,426

	December 31, 2018
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$1,165	$1,176	$36	$2,377
Collectively evaluated for impairment	223,175	109,005	38,032	370,212

Total loans	$224,340	$110,181	$38,068	$372,589

Allowance for loan losses:
Individually evaluated for impairment	$—	$6	$6	$12
Collectively evaluated for impairment	1,448	1,244	558	3,250

Total allowance for loan losses	$1,448	$1,250	$564	$3,262

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

A summary of the Bank’s internal risk ratings of loans is presented below:

	March 31, 2019
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$182,533	$5,974	$933	$189,440
Land development	401	1,701	303	2,405
Other	28,654	3,690	151	32,495

Total	$211,588	$11,365	$1,387	$224,340

	December 31, 2018
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$186,303	$4,403	$939	$191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508

Total	$212,400	$10,537	$1,403	$224,340

There were no loans rated Doubtful or Loss as of March 31, 2019 and December 31, 2018.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	March 31, 2019
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$98,709	$1,235	$99,944
Construction	1,797	—	1,797
Consumer:
Home equity and lines of credit	34,923	199	35,122
Other	1,838	—	1,838

Total	$137,267	$1,434	$138,701

	December 31, 2018
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$107,018	$1,066	$108,084
Construction	2,097	—	2,097
Consumer:
Home equity and lines of credit	35,984	170	36,154
Other	1,914	—	1,914

Total	$147,013	$1,236	$148,249

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Information regarding impaired loans is presented below:

	As of and for the Three Months Ended March 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	91	91	6	91	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	6	6	6	6	—
Other	—	—	—	—	—

Total impaired loans with reserve	97	97	12	97	—

Impaired loans with no reserve:
Commercial:
Real estate	698	698	NA	700	8
Land development	303	303	NA	303	—
Other	151	151	NA	156	2
Residential real estate:
First mortgages	1,062	1,369	NA	1,067	4
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	29	56	NA	30	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	2,243	2,577	NA	2,256	14

Total impaired loans	$2,340	$2,674	$12	$2,353	$14

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	As of and for the Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	91	91	6	154	3
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	6	6	6	124	—
Other	—	—	—	—	—

Total impaired loans with reserve	97	97	12	278	3

Impaired loans with no reserve:
Commercial:
Real estate	701	701	NA	658	40
Land development	303	303	NA	303	—
Other	161	161	NA	46	2
Residential real estate:
First mortgages	1,085	1,375	NA	1,235	25
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	30	56	NA	32	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	2,280	2,596	NA	2,274	67

Total impaired loans	$2,377	$2,693	$12	$2,552	$70

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of March 31, 2019 and December 31, 2018.

Nonperforming loans are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$1,114	$906
Nonaccrual loans, troubled debt restructurings	635	649

Total nonperforming loans (NPLs)	$1,749	$1,555

Restructured loans, accruing	$456	$459

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2019 and 2018.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The Bank considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2019 and 2018.

Information on non-accrual loans is presented below:

	March 31, 2019	December 31, 2018
	(in thousands)
Non-accrual loans:
Commercial:
Real estate	$—	$—
Land development	303	303
Other	13	16
Residential real estate:
First mortgages	1,234	1,066
Construction	—	—
Consumer:
Home equity and lines of credit	—	170
Other	199	—

Total non-accrual loans	$1,749	$1,555

Total non-accrual loans to total loans	0.48%	0.42%
Total non-accrual loans to total assets	0.35%	0.32%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $335,591 and $332,515 as of March 31, 2019 and December 31, 2018, respectively.

A summary of activity in the Bank’s mortgage servicing rights is presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Mortgage servicing rights beginning balance	$2,103	$2,270
Additions	79	32
Amortization	(65)	(113)

Mortgage servicing rights ending balance	$2,117	$2,189

Fair value at beginning of period	$3,371	$3,158

Fair value at end of period	$3,386	$3,109

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. At March 31, 2019 and December 31, 2018, the model used discount rates ranging from 10% to 14%, respectively, and prepayment speeds ranging from 7% to 43%, respectively, both of which were based on market data from independent organizations.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of March 31, 2019. The actual amortization expense the Bank recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of March 31, 2019:	(in thousands)
2019	$447
2020	420
2021	391
2022	364
2023	333
Thereafter	162

Total	$2,117

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	March 31, 2019	December 31, 2018
	(in thousands)
Non-interest bearing checking	$54,328	$85,988
Interest bearing checking	25,681	25,556
Money market	57,425	59,071
Statement savings	51,004	53,245
Certificates of deposit	217,227	182,277

Total	$405,665	$406,137

The Bank held $17,493 and $12,787 in certificates of deposit which met or exceeded the FDIC insurance limit of $250 as of March 31, 2019 and December 31, 2018, respectively.

The scheduled maturities of certificates of deposit are presented below:

March 31, 2019
(in thousands)
2019	$58,658
2020	72,262
2021	17,104
2022	16,768
2023	44,890
Thereafter	7,545

Total	$217,227

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	March 31, 2019		December 31, 2018
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Open line of credit	—%	$—	2.61%	$5,350
Fixed rate, fixed term advances	1.13% to 1.50%	24,000	1.13% to 1.50%	24,000
Advance structured note, payments due monthly, maturing February 2030	7.47%	651	7.47%	660

Total		$24,651		$30,010

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	March 31, 2019
	Weighted Average Rate	Amount
	(dollars in thousands)
2019	1.25%	$17,027
2020	7.47%	39
2021	1.45%	7,042
2022	7.47%	46
2023	7.47%	49
Thereafter	7.47%	448

Total		$24,651

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.

The Bank maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Bank’s qualifying real estate loans, or a determined percentage of the Bank’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the London InterBank Offered Rate, federal funds or Treasury bill rates. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity. The Bank has pledged approximately $151,093 and $151,708 of qualifying loans as collateral for Federal Home Loan Bank advances as of March 31, 2019 and December 31, 2018, respectively. Federal Home Loan Bank advances are also secured by approximately $984 and $1,261 of Federal Home Loan Bank stock held by the Bank as of March 31, 2019 and December 31, 2018, respectively. The Bank’s available and unused portion of this borrowing agreement totaled $0 and $800 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Bank sponsors a 401(k) profit sharing covering substantially all employees certain age and minimum service requirements. The Bank may then match a discretionary percentage of each eligible participant’s contribution. Matching contributions were $89 and $85 for the three months ended March 31, 2019 and 2018, respectively.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Income tax expense for the three months ended March 31, 2019 was ($209) compared to $13 for the three months ended March 31, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements. No material legal proceedings existed at March 31, 2019.

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

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	March 31, 2019
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$17,360	$36,204	$53,564
Standby letters of credit	—	23	23
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	680	—	680
Commitments to sell loans	9,464	—	9,464
Overdraft protection program commitments	3,861	—	3,861

Total	$31,365	$36,227	$67,592

	December 31, 2018
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$19,255	$37,258	$56,513
Standby letters of credit	—	33	33
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	612	—	612
Commitments to sell loans	6,617	—	6,617
Overdraft protection program commitments	3,894	—	3,894

Total	$30,378	$37,291	$67,669

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

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

The Bank participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Bank enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Bank receives an agency fee reported as a component of gain on sale of loans. The Bank had $2,549 and $1,882 of commitments to deliver loans through the Program as of March 31, 2019 and December 31, 2018, respectively. Once delivered to the Program, the Bank provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Bank is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Bank receives a fee for this credit enhancement. The Bank records a liability for expected losses in excess of anticipated credit enhancement fees. As of March 31, 2019 and December 31, 2018, the Bank had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 11 – EMPLOYEE STOCK OWNERSHIP PLAN

The Bank established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization, effective January 1, 2019. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.

The ESOP purchased 175,528 shares of the Company’s common stock, which was funded by a loan from the Company. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can included dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $17 in compensation expense for the three months ended March 31, 2019.

NOTE 12 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Beginning balance	$1,289	$1,477
New loans	—	62
Repayments	(52)	(250)

Ending balance	$1,237	$1,289

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Deposits from directors, executive officers, and their affiliates totaled $925 and $938 at March 31, 2019 and December 31, 2018, respectively.

The Bank utilizes the services of law firms in which certain of the Bank’s directors are partners. Fees paid to the firms for these services were $12 and $13 during the three months ended March 31, 2019 and 2018, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing an asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

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

		Recurring Fair Value Measurements Using
	March 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$10,758	$—	$10,758	$—
Government-sponsored mortgage-backed securities	50,057	—	50,057	—
Corporate collateralized mortgage obligations	391	—	391	—
Asset-backed securities	3,241	—	3,241	—
Certificates of deposit	248	—	248	—

Total	$64,695	$—	$64,695	$—

		Recurring Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$11,169	$—	$11,169	$—
Government-sponsored mortgage-backed securities	50,375	—	50,375	—
Corporate collateralized mortgage obligations	410	—	410	—
Asset-backed securities	3,531	—	3,531	—
Certificates of deposit	246	—	246	—

Total	$65,731	$—	$65,731	$—

Assets measured at fair value on a nonrecurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Recurring Fair Value Measurements Using
	March 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Loans	$85	$—	$—	$85

		Recurring Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(in thousands)
Loans	$85	$—	$—	$85

Loans with a carrying amount of $97 were considered impaired and written down to their estimated fair value of $85 as of March 31, 2019 and December 31, 2018. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $12 as of March 31, 2019 and December 31, 2018.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The following table presents quantitative information about nonrecurring Level 3 fair value measurements:

	March 31, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range/Weighted Average
	(dollars in thousands)
Impaired loans	$85	Market and/or income approach	Management discount to appraised rates	10-20%

	December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range/Weighted Average
	(dollars in thousands)
Impaired loans	$85	Market and/or income approach	Management discount to appraised rates	10-20%

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

Federal Home Loan Bank advances – Fair values of fixed rate, fixed term borrowings are estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair values of borrowings with variable rates, or maturing within 90 days, approximate the carrying values of those borrowings.

Commitments – These financial instruments are not generally marketable or subject to sale. Further, interest rates on any amounts drawn under these financial instruments would generally be established at market rates at the time of the draw(s). Fair values of the Bank’s commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit rating and discounted cash flow analyses. The fair values of the Bank’s commitments were not material at March 31, 2019 and December 31, 2018. The contractual amounts of commitments are presented in Note 10.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The carrying values and estimated fair values of financial instruments are presented below:

	March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$34,683	$34,683	$—	$—
Available for sale securities	64,695	—	64,695	—
Loans held for sale	1,233	—	1,233	—
Loans	360,083	—	—	359,445
Accrued interest receivable	1,170	1,170	—	—
Federal Home Loan Bank stock	984	—	—	984
Cash value of life insurance	13,500	—	—	13,500
Financial liabilities:
Deposits	405,665	188,438	—	216,419
Advance payments by borrowers for taxes and insurance	4,333	4,333	—	—
Federal Home Loan Bank advances	24,651	—	—	24,451
Accrued interest payable	503	503	—	—

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,923	$7,923	$—	$—
Available for sale securities	65,731	—	65,731	—
Loans held for sale	771	—	771	—
Loans	369,830	—	—	362,233
Accrued interest receivable	1,106	1,106	—	—
Federal Home Loan Bank stock	1,261	—	—	1,261
Cash value of life insurance	13,400	—	—	13,400
Financial liabilities:
Deposits	406,137	223,860	—	180,703
Advance payments by borrowers for taxes and insurance	1,240	1,240	—	—
Federal Home Loan Bank advances	30,010	—	—	29,499
Accrued interest payable	372	372	—	—

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

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

NOTE 14 – EQUITY AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that the Bank met all applicable capital adequacy requirements as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. The Bank’s actual and required capital amounts and ratios are presented below:

	March 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$45,189	9.3%	$19,358	4.0%	$24,197	5.0%
Risk-based:
Common Tier 1	45,189	12.5%	16,282	4.5%	23,519	6.5%
Tier 1	45,189	12.5%	21,710	6.0%	28,946	8.0%
Total	48,615	13.4%	28,946	8.0%	36,183	10.0%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$35,955	7.5%	$19,110	4.0%	$23,887	5.0%
Risk-based:
Common Tier 1	35,955	10.0%	16,153	4.5%	23,333	6.5%
Tier 1	35,955	10.0%	21,538	6.0%	28,717	8.0%
Total	39,217	10.9%	28,717	8.0%	35,897	10.0%

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 15 – EARNINGS PER SHARE

Earnings per common share for the three months ended March 31, 2019 are presented in the following table. Earnings per common share for the three months ended March 31, 2018 are not presented as the Company’s initial public offering was completed on January 8, 2019.

Three months ended March 31, 2019
Net loss	$(471)

Shares outstanding for basic EPS
Average shares outstanding	4,877
Less: Average unallocated ESOP shares	176

Subtotal	4,701
Additional dilutive shares	—

Shares outstanding for basic and dilutive EPS	4,701

Basic and diluted loss per share	$(0.10)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and for the three months ended March 31, 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.”

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

Fair Value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 12 of the Notes to Financial Statements.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets increased $15.9 million, or 3.3%, to $497.0 million at March 31, 2019 from $481.1 million at December 31, 2018. The increase was due primarily to a $26.8 million increase in cash and cash equivalents related to the Company’s initial stock offering and normal seasonal fluctuations in deposit and escrow accounts, partially offset by a decrease of $9.7 million in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $26.8 million, or 337.8%, to $34.7 million at March 31, 2019 from $7.9 million at December 31, 2018. The change was due primarily to the completion of the Company’s initial stock offering, the sale of a branch and normal seasonal fluctuations in deposit and escrow accounts.

Net Loans. Net loans decreased $9.7 million, or 2.6%, to $360.1 million at March 31, 2019 from $369.8 million at December 31, 2018. The decrease was due primarily to a decrease in residential first mortgage loans of $8.1 million, due primarily to the sale of $8.3 million residential first mortgage loans into the secondary market to manage credit and interest rate risk. During the first quarter of 2019, we reevaluated our interest rate and credit risk profile and determined that the sale of certain portions of our loan portfolio may be necessary to mitigate such risks. We transferred $8.3 million of residential mortgage loans to available for sale, and sold such loans into the secondary market. We may determine to continue to sell portions of our loan portfolio if our risk profile warrants such sales.

Available-for-Sale Securities. Available-for-sale securities decreased $1.0 million, or 1.6%, to $64.7 million at March 31, 2019 from $65.7 million at December 31, 2018, due primarily to the receipt of $1.9 million in normal payments related to the maturity, prepayment or call of available-for-sale securities, offset by a $1.0 decrease in unrealized losses, due to the falling interest rate environment.

Deposits. Deposits decreased $472,000, or 0.1%, to $405.7 million at March 31, 2019 from $406.1 million at December 31, 2018. Despite this minimal decrease, the composition of deposits changed significantly, with non-interest-bearing checking decreasing $31.7 million, or 36.8%, and certificates of deposit increasing $35.0 million, or 19.2%. Money market and savings account balances also decreased $1.6 million and $2.2 million, respectively, as a result of normal account activity. Deposits also decreased $4.3 million due to the sale of the West Mitchell Street branch. Our strategy for deposit generation is to use targeted, special duration certificates of deposit and money market accounts which do not have a negative impact on our normal pricing structure for existing accounts.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank of Chicago (“FHLB”) advances, totaled $24.7 million at March 31, 2019 compared to $30.0 million at December 31, 2018.

Other Liabilities. Other liabilities decreased $51,000, or 1.0%, to $5.1 million at March 31, 2019 from $5.2 million at December 31, 2018.

Total Equity. Total equity increased $18.5 million, or 48.5%, to $56.7 million at March 31, 2019 from $38.2 million at December 31, 2018. The increase was due primarily to the issuance of 4.9 million shares of common stock resulting in net proceeds of $20.0 million, offset by the issuance of 176,000 shares, or $1.8 million, of unallocated common stock of the ESOP during the three months ended March 31, 2019. The change in total equity was also impacted by a net loss of $471,000 and other comprehensive income of $707,000 for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$370,284	$3,988	4.37%	$343,474	$3,401	4.02%
Securities available-for-sale	65,063	392	2.44%	82,219	494	2.44%
Other interest-earning assets	12,264	65	2.16%	2,494	11	1.81%

Total interest-earning assets	447,611	4,445	4.03%	428,187	3,906	3.70%
Non-interest-earning assets	37,288			36,005

Total assets	$485,484			$464,192

Interest-earning liabilities:
NOW accounts	$24,900	$17	0.27%	$27,615	$10	0.15%
Money market accounts	57,118	140	0.99%	56,281	58	0.42%
Savings accounts	50,655	16	0.13%	57,952	17	0.12%
Certificates of deposit	201,424	1,007	2.03%	183,979	710	1.56%

Total interest-bearing deposits	334,097	1,180	1.43%	325,827	795	0.99%
Federal Home Loan Bank advances	29,669	123	1.68%	42,969	144	1.36%
Other interest-bearing liabilities	3,285	—	—%	3,406	—	—%

Total interest-bearing liabilities	367,051	1,303	1.44%	372,202	939	1.02%
Non-interest-bearing deposits	70,564			51,559
Other non-interest-bearing liabilities	2,781			1,970

Total liabilities	440,396			425,731
Total stockholders’ equity	45,088			38,461

Total liabilities and stockholders’ equity	$485,484			$464,192

Net interest income		$3,142			$2,967

Net interest-earning assets	$80,560			$59,469

Interest rate spread(1)			2.59%			2.68%
Net interest margin(2)			2.81%			2.77%
Average interest-earning assets to average interest-bearing liabilities	121.95%			115.04%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$276	311	587
Securities	(104)	2	(102)
Other	51	3	54

Total interest-earning assets	223	316	539

Interest-bearing liabilities:
NOW	1	(8)	(7)
Money market deposits	(1)	(81)	(82)
Savings	3	(2)	1
Certificates of deposit	(72)	(225)	(297)

Total interest-bearing deposits	(69)	(316)	(385)
Borrowings	86	(65)	21
Other	—	—	—

Total interest-bearing liabilities	17	(381)	(364)

Change in net interest income	$240	(65)	175

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. We recorded a net loss of $471,000 for the three months ended March 31, 2019, compared to net income of $130,000 for the three months ended March 31, 2018, a decrease of $601,000. The decrease in net income was primarily due to increases in interest and noninterest expenses, which were partially offset by increases in interest and dividend income, as described below.

Interest and Dividend Income. Interest and dividend income increased $539,000, or 13.8%, to $4.4 million for the three months ended March 31, 2019 from $3.9 million for the three months ended March 31, 2018. The increase was primarily attributable to a $561,000, or 28.1% increase in interest earned on commercial loans for the 2019 period.

Interest Expense. Interest expense increased $364,000, or 38.8%, to $1.3 million for the three months ended March 31, 2019, from $939,000 for the three months ended March 31, 2018, as rates on interest-bearing liabilities increased 42 basis points due to the rising interest rate environment and competitive pressures within the Bank’s primary market area.

Net Interest Income. Net interest income increased $175,000, or 5.9%, to $3.1 million for the three months ended March 31, 2019 from $3.0 million for the three months ended March 31, 2018. Average interest-earning assets increased $19.4 million, or 4.5%, to $447.6 million for the 2019 quarter from $428.2 million for the 2018 quarter. The increase was due primarily to an increase in the average balance of loans. Our net interest rate spread decreased to 2.59% for the three months ended March 31, 2019 from 2.68%, for the three months ended March 31, 2018, and our net interest margin increased to 2.81% from 2.77%.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2019 or March 31, 2018, respectively. The allowance for loan losses was $3.4 million, or 0.9%, of total loans, at March 31, 2019, compared to $3.1 million, or 0.9% of total loans, at March 31, 2018. Non-performing loans constituted 0.5% of total gross loans at March 31, 2019 compared to 0.4% of total gross loans, at March 31, 2018. Net recoveries for the three months ended March 31, 2019 were $164,000 compared to net recoveries of $10,000 for the prior year period.

Non-interest Income. Non-interest income increased $64,000, or 9.3%, to $750,000 for the three months ended March 31, 2019 from $686,000 for the three months ended March 31, 2018. The increase was due primarily to a $114,000 gain recognized on the January 2019 sale of one of the Bank’s branch locations and related assets and a $78,000 increase in loan servicing fees.

Non-interest Expense. Non-interest expense increased $1.1 million, or 30.3%, to $4.6 million for the three months ended March 31, 2019 from $3.5 million for the three months ended March 31, 2018. The increase was due primarily to a $340,000, or 16.3%, increase in salaries and employee benefits, and $588,000 in consulting fees incurred in connection with the conversion and initial public stock offering, as well as expenses associated with the establishment and funding of our charitable foundation in the 2019 quarter. Increases in salaries and employee benefits during 2019 were primarily related to discretionary incentive compensation and rate increases for health and wellness benefits.

Income Tax Expense. We recorded an income tax benefit of $209,000 for the three months ended March 31, 2019, compared to an income tax expense of $13,000 for the three months ended March 31, 2018.

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

The table below sets forth, as of March 31, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,648	(0.98)%
+300	11,727	(0.31)%
+200	11,843	0.68%
+100	11,911	1.25%
Level	11,764	—%
-100	11,717	(0.40%)

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of March 31, 2019, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$49,103	$(10,782)	(18.00)%
300	51,775	(8,110)	(13.54)%
200	54,654	(5,231)	(8.74)%
100	57,585	(2,300)	(3.84)%
—	59,855	—	—
(100)	61,188	1,303	2.18%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2019, in the event of a 100-basis point decrease in interest rates, we would have experienced a 2.18% increase in our EVE. In the event of a 200-basis point increase in interest rates at March 31, 2019, we would have experienced a 8.74% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2019, we had $24.7 million outstanding in advances from the FHLB. At March 31, 2019, we had no additional FHLB advance availability. Additionally, at March 31, 2019, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2019. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities, and proceeds from maturing securities and pay downs on securities, was $12.4 million for the three months ended March 31, 2019, primarily due to a net decrease in loans of $9.7 million, and $1.9 million in maturities, prepayments and calls of securities available for sale. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances, was $15.5 million for the three months ended March 31, 2019, primarily due to $18.3 million in net proceeds from the stock offering, offset by $5.4 million in net principal payments on FHLB advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

At March 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $45.2 million, or 9.3% of adjusted total assets, which is above the well-capitalized required level of $24.2 million, or 5.0%; and total risk-based capital of $48.6 million, or 13.4% of risk-weighted assets, which is above the well-capitalized required level of $36.2 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 14 of the Notes to Financial Statements.

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

The following tables present contractual obligations at March 31, 2019 and December 31, 2018.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At March 31, 2019:
Long-term debt obligations	$24,651	$17,027	$7,127	$497	$—
Operating lease obligations	270	188	82	—	—

Total	$24,921	$17,215	$7,209	$497	$—

At December 31, 2018:
Long-term debt obligations	$30,010	$22,386	$7,081	$95	$448
Operating lease obligations	325	224	101	—	—

Total	$30,335	$22,610	$7,182	$95	$448

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: May 10, 2019	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: May 10, 2019	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)