Form 10-Q
period 2019-06-30
1895 Bancorp of Wisconsin, Inc.
filed 2019-08-14
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

4,876,677 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 30, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and due from banks	$32,044	$7,782
Fed funds sold	4,116	141

Cash and cash equivalents	36,160	7,923
Available for sale securities, stated at fair value	68,465	65,731
Loans held for sale	3,616	771
Loans, net of allowance for loan losses of $3,187 and $3,262 respectively	340,431	369,830
Premises and equipment, net	7,578	8,163
Mortgage servicing rights, net	2,263	2,103
Federal Home Loan Bank stock, at cost	913	1,261
Accrued interest receivable	1,120	1,106
Cash value of life insurance	12,887	13,400
Foreclosed assets	134	—
Other assets	9,742	10,811

TOTAL ASSETS	$483,309	$481,099

Liabilities and Stockholders’ Equity
Deposits	398,713	406,137
Advance payments by borrowers for taxes and insurance	9,139	1,240
Federal Home Loan Bank advances	12,642	30,010
Accrued interest payable	575	372
Other liabilities	4,725	5,159

Total liabilities	425,794	442,918

Common stock, $0.01 par value, 90,000,000 shares authorized, 4,876,677 shares issued as of June 30, 2019	49	—
Additional paid-in capital	19,978	—
Unallocated common stock of Employee Stock Ownership Plan, 172,017 shares as of June 30, 2019	(1,720)	—
Retained earnings	39,284	39,764
Accumulated other comprehensive loss, net of income taxes	(76)	(1,583)

Total stockholders’ equity	57,515	38,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,309	$481,099

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,
	2019	2018		2019	2018
	(unaudited)
Interest and dividend income:
Loans, including fees	$3,871		$3,686	$7,859		$7,087
Securities, taxable	400		411	792		905
Other	91		10	156		21

Total interest and dividend income	4,362		4,107	8,807		8,013

Interest expense:
Interest-bearing deposits	1,274		876	2,454		1,671
Borrowed funds	62		133	185		277

Total interest expense	1,336		1,009	2,639		1,948

Net interest income	3,026		3,098	6,168		6,065
Provision for loan losses	—		—	—		—

Net interest income after provision for loan losses	3,026		3,098	6,168		6,065

Noninterest income:
Service charges and other fees	223		224	409		415
Loan servicing	366		188	588		332
Net gain (loss) on sale of loans	(214)		217	(90)		437
Net gain on sale of securities	—		46	—		67
Increase in cash surrender value of insurance	101		100	201		199
Death benefit gain	158		—	158		—
Other	18		22	136		33

Total noninterest income	652		797	1,402		1,483

Noninterest expense:
Salaries and employee benefits	2,303		2,862	4,730		4,949
Foreclosed assets, net	8		—	15		1
Advertising and promotions	44		41	100		53
Data processing	197		153	403		359
Occupancy and equipment	419		404	877		823
FDIC assessment	46		85	139		163
Other	763		1,010	2,088		1,717

Total noninterest expense	3,780		4,555	8,352		8,065

Loss before income taxes	(102)		(660)	(782)		(517)
Income tax benefit	(93)		(207)	(302)		(194)

Net loss	$(9)		$(453)	$(480)		$(323)

Earnings per common share
Basic	$(0.00)	$	N/A	$(0.10)	$	N/A
Diluted	$(0.00)	$	N/A	$(0.10)	$	N/A

Average common shares outstanding
Basic	4,701		N/A	4,701		N/A
Diluted	4,701		N/A	4,701		N/A

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(9)	$(453)	$(480)	$(323)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	1,096	(328)	2,065	(1,275)
Reclassification adjustment for gains realized in net income	—	(46)	—	(67)

Other comprehensive income (loss) before tax effect	1,096	(374)	2,065	(1,342)
Tax effect of other comprehensive income (loss) items	296	(101)	558	(361)

Other comprehensive income (loss), net of tax	800	(273)	1,507	(981)

Comprehensive income (loss)	$791	$(726)	$1,027	$(1,304)

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Additional paid-in capital	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of January 1, 2019	$—	$—	$—	$39,764	$(1,583)	$38,181
Net loss	—	—	—	(480)	—	(480)
Other comprehensive income	—	—	—	—	1,507	1,507
Net proceeds from stock offering (4,876,677 shares issued)	49	19,980	—	—	—	20,029
Purchase of ESOP shares (175,528 shares purchased)	—	—	(1,755)	—	—	(1,755)
ESOP shares committed to be released (3,511 shares)	—	(2)	35	—	—	33

Balance as of June 30, 2019	$49	$19,978	$(1,720)	$39,284	$(76)	$57,515

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(480)	$(323)
Adjustments to reconcile net loss to net cash from operating activities:
Net amortization of investment securities	134	188
Depreciation	342	318
Write-down of premises and equipment	—	8
Gain on sale of premises and equipment	(97)	—
Net gain on sale of available for sale securities	—	(67)
Deferred income taxes	152	(194)
Originations of mortgage loans held for sale	(32,126)	(31,127)
Proceeds from sales of mortgage loans held for sale	29,191	30,553
ESOP compensation	33	—
Net gain on sale of mortgage loans held for sale	(142)	(379)
Net loss on bulk sales of mortgage loans	232	—
Gain on death benefit	(158)	—
Net change in cash value of life insurance	(101)	(199)
Changes in operating assets and liabilities:
Mortgage servicing rights	(160)	107
Accrued interest receivable and other assets	345	(41)
Accrued interest payable and other liabilities	(232)	325

Net cash used in operating activities	(3,067)	(831)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	—	14,392
Maturities, prepayments, and calls of available for sale securities	5,266	4,171
Purchases of available for sale securities	(6,068)	—
Net decrease (increase) in loans	29,265	(36,821)
Net capital receipts (expenditures) for premises and equipment	340	(266)
Proceeds from life insurance policies	772	—
Net decrease (increase) in Federal Home Loan Bank stock	348	(382)

Net cash provided by (used in) investing activities	29,923	(18,906)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(7,424)	15,269
Net increase in advance payments by borrowers for taxes and insurance	7,899	6,982
Proceeds from stock offering	20,029	—
Purchase of ESOP shares	(1,755)	—
Principal payments on Federal Home Loan Bank advances	(17,368)	(7,016)

Net cash provided by financing activities	1,381	15,235

Net increase (decrease) in cash and cash equivalents	28,237	(4,502)
Cash and cash equivalents at beginning of period	7,923	12,497

Cash and cash equivalents at end of period	$36,160	$7,995

Supplemental cash flow information:
Cash paid during the year for interest	$2,436	$1,942
Noncash activities:
Loans transferred to foreclosed assets	$134	$—

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

1895 Bancorp of Wisconsin, Inc. (the “Company”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (the “Bank”) upon the reorganization of the Bank into the two-tier mutual holding company structure (the “Reorganization”). As of December 31, 2018, the Reorganization had not been completed, and therefore, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities as of and for the year ended December 31, 2018. Accordingly, the financial information contained in these financial statements relates solely to the Bank for periods prior to January 8, 2019.

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

The following ASUs have been issued by the FASB and may impact the Bank’s financial statements in future reporting periods:

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In addition, at their July 17, 2019 meeting, the FASB voted to issue a proposed ASU, which would delay the effective date of this standard to January 1, 2023. Management is currently assessing the impact of adopting ASU 2016-13 on the Bank’s financial statements, as well as the impact of the FASB’s proposed ASU.

ASU 2016-02, Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. In addition, at their July 17, 2019 meeting, the FASB voted to issue a proposed ASU, which would delay the effective date of this standard by one year. Management is currently evaluating the impact of adopting ASU 2016-02 on the Bank’s financial statements, as well as the impact of the FASB’s proposed ASU.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 3 – SECURITIES AVAILABLE-FOR-SALE

The amortized costs and fair values of securities available-for-sale were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$9,421	$67	$(20)	$9,468
Government-sponsored mortgage-backed securities	54,169	380	(542)	54,007
Corporate collateralized mortgage obligations	346	7	—	353
Asset-backed securities	2,926	4	(4)	2,926
Certificates of deposit	1,707	5	(1)	1,711

Total	$68,569	$463	$(567)	$68,465

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,348	$25	$(204)	$11,169
Government-sponsored mortgage-backed securities	52,363	4	(1,992)	50,375
Corporate collateralized mortgage obligations	410	1	(1)	410
Asset-backed securities	3,530	2	(1)	3,531
Certificates of deposit	249	—	(3)	246

Total	$67,900	$32	$(2,201)	$65,731

The amortized costs and fair values of securities available-for-sale, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, expected maturities will differ from contractual maturities for mortgage-backed securities and asset-backed securities, as the expected repayment terms may be less than the underlying mortgage pool contractual maturities. Therefore, these securities are not included in the maturity categories in the maturity summary below.

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$374	$374
Due after one through 5 years	8,297	8,319
Due after 5 through 10 years	2,457	2,486
Due after 10 years	—	—
Mortgage-related securities	54,515	54,360
Asset-backed securities	2,926	2,926

Total	$68,569	$68,465

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$5,018	$(20)	$5,018	$(20)
Government-sponsored mortgage-backed securities	1	—	30,112	(542)	30,113	(542)
Asset-backed securities	893	(4)	—	—	893	(4)
Certificates of deposit	249	(1)	249	—	498	(1)

Total	$1,143	$(5)	$35,379	$(562)	$36,522	$(567)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$1,567	$(5)	$6,909	$(199)	$8,476	$(204)
Government-sponsored mortgage-backed securities	29	—	49,549	(1,992)	49,578	(1,992)
Corporate collateralized mortgage obligations	204	—	147	(1)	351	(1)
Asset-backed securities	813	(1)	—	—	813	(1)
Certificates of deposit	—	—	246	(3)	246	(3)

Total	$2,613	$(6)	$56,851	$(2,195)	$59,464	$(2,201)

At June 30, 2019 and December 31, 2018, respectively, the Bank had 33 and 59 debt securities with unrealized losses representing aggregate depreciation of approximately 1.5% and 3.6% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$—	$4,875	$—	$14,392
Gross realized gains	—	46	—	137
Gross realized losses	—	—	—	70

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial:
Real estate	$190,173	$191,645
Land development	1,851	2,187
Other	38,546	30,508
Residential real estate:
First mortgages	73,206	108,084
Construction	3,669	2,097
Consumer:
Home equity and lines of credit	34,016	36,154
Other	1,763	1,914

Subtotal	343,224	372,589
Net deferred loan costs	394	503
Allowance for loan losses	(3,187)	(3,262)

Loans, net	$340,431	$369,830

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

During the normal course of business, the Bank may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of June 30, 2019 and December 31, 2018, respectively, the Bank had transferred $60,357 and $61,328 in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Bank.

An analysis of past due loans is presented below:

	June 30, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$190,173	$190,173
Land development	—	—	—	1,851	1,851
Other	—	—	—	38,546	38,546
Residential real estate:
First mortgages	399	491	890	72,316	73,206
Construction	—	—	—	3,669	3,669
Consumer:
Home equity and lines of credit	42	35	77	33,939	34,016
Other	1	—	1	1,762	1,763

Total	$442	$526	$968	$342,256	$343,224

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	December 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$191,645	$191,645
Land development	—	303	303	1,884	2,187
Other	—	—	—	30,508	30,508
Residential real estate:
First mortgages	1,470	91	1,561	106,523	108,084
Construction	—	—	—	2,097	2,097
Consumer:
Home equity and lines of credit	215	13	228	35,926	36,154
Other	2	—	2	1,912	1,914

Total	$1,687	$407	$2,094	$370,495	$372,589

There were no loans 90 days or more past due and accruing interest as of June 30, 2019 or December 31, 2018.

A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,644	$1,213	$569	$3,426
Provision for loan losses	—	—	—	—
Loans charged-off	(214)	(46)	(4)	(264)
Recoveries	15	5	5	25

Ending balance	$1,445	$1,172	$570	$3,187

Three months ended June 30, 2018
Allowance for loan losses
Beginning balance	$1,372	$1,246	$485	$3,103
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(29)	(29)
Recoveries	9	3	6	18

Ending balance	$1,381	$1,249	$462	$3,092

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	Commercial	Residential	Consumer	Total
	(in thousands)
Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,448	$1,250	$564	$3,262
Provision for loan losses	—	—	—	—
Loans charged-off	(214)	(83)	(5)	(302)
Recoveries	211	5	11	227

Ending balance	$1,445	$1,172	$570	$3,187

Six months ended June 30, 2018
Allowance for loan losses
Beginning balance	$1,369	$1,246	$478	$3,093
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(34)	(34)
Recoveries	12	3	18	33

Ending balance	$1,381	$1,249	$462	$3,092

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	June 30, 2019
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$386	$1,046	$60	$1,492
Collectively evaluated for impairment	230,184	75,829	35,719	341,732

Total loans	$230,570	$76,875	$35,779	$343,224

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$31	$31
Collectively evaluated for impairment	1,445	1,172	539	3,156

Total allowance for loan losses	$1,445	$1,172	$570	$3,187

	December 31, 2018
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$1,165	$1,176	$36	$2,377
Collectively evaluated for impairment	223,175	109,005	38,032	370,212

Total loans	$224,340	$110,181	$38,068	$372,589

Allowance for loan losses:
Individually evaluated for impairment	$—	$6	$6	$12
Collectively evaluated for impairment	1,448	1,244	558	3,250

Total allowance for loan losses	$1,448	$1,250	$564	$3,262

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

A summary of the Bank’s internal risk ratings of loans is presented below:

	June 30, 2019
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$184,168	$5,632	$373	$190,173
Land development	176	1,675	—	1,851
Other	35,142	3,158	246	38,546

Total	$219,486	$10,465	$619	$230,570

	December 31, 2018
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$186,303	$4,403	$939	$191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508

Total	$212,400	$10,537	$1,403	$224,340

There were no loans rated Doubtful or Loss as of June 30, 2019 and December 31, 2018.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	June 30, 2019
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$71,902	$1,304	$73,206
Construction	3,669	—	3,669
Consumer:
Home equity and lines of credit	33,799	217	34,016
Other	1,763	—	1,763

Total	$111,133	$1,521	$112,654

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	December 31, 2018
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$107,018	$1,066	$108,084
Construction	2,097	—	2,097
Consumer:
Home equity and lines of credit	35,984	170	36,154
Other	1,914	—	1,914

Total	$147,013	$1,236	$148,249

Information regarding impaired loans is presented below:

	As of and for the Six Months Ended June 30, 2019
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	76	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	31	31	31	10	—
Other	—	—	—	—	—

Total impaired loans with reserve	31	31	31	86	—

Impaired loans with no reserve:
Commercial:
Real estate	140	140	NA	585	15
Land development	—	—	NA	253	—
Other	246	254	NA	210	6
Residential real estate:
First mortgages	1,046	1,362	NA	1,060	9
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	29	56	NA	30	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	1,461	1,812	NA	2,138	30

Total impaired loans	$1,492	$1,843	$31	$2,224	$30

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

	As of and for the Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	91	91	6	154	3
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	6	6	6	124	—
Other	—	—	—	—	—

Total impaired loans with reserve	97	97	12	278	3

Impaired loans with no reserve:
Commercial:
Real estate	701	701	NA	658	40
Land development	303	303	NA	303	—
Other	161	161	NA	46	2
Residential real estate:
First mortgages	1,085	1,375	NA	1,235	25
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	30	56	NA	32	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	2,280	2,596	NA	2,274	67

Total impaired loans	$2,377	$2,693	$12	$2,552	$70

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of June 30, 2019 and December 31, 2018.

Nonperforming loans are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$908	$906
Nonaccrual loans, troubled debt restructurings	622	649

Total nonperforming loans (NPLs)	$1,530	$1,555

Restructured loans, accruing	$453	$459

There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2019 and 2018.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The Bank considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the three and six months ended June 30, 2019 and 2018.

Information on non-accrual loans is presented below:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	303
Other	9	16
Residential real estate:
First mortgages	1,304	1,066
Construction	—	—
Consumer:
Home equity and lines of credit	217	170
Other	—	—

Total non-accrual loans	$1,530	$1,555

Total non-accrual loans to total loans	0.45%	0.42%
Total non-accrual loans to total assets	0.32%	0.32%

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets are summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	90	—
Residential real estate:
First mortgages	44	—
Construction	—	—
Consumer:
Home equity and lines of credit	—	—
Other	—	—

Total foreclosed assets	$134	$—

There was no valuation allowance on foreclosed assets as of June 30, 2019.

A summary of the Bank’s foreclosed assets is presented below.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Foreclosed assets, beginning of period	$—	$—
Loans receivable transferred	134	—
Sales, net of gain/loss	—	—
Write downs	—	—
Other	—	—

Foreclosed assets, end of period	$134	$—

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

No loans were in the process of foreclosure as of June 30, 2019 and December 31, 2018. There was no foreclosure activity during the first three months of 2019 and 2018.

NOTE 6 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $348,945 and $332,515 as of June 30, 2019 and December 31, 2018, respectively.

A summary of activity in the Bank’s mortgage servicing rights is presented below:

	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Mortgage servicing rights beginning balance	$2,117	$2,189	$2,103	$2,270
Additions	250	49	329	81
Amortization	(104)	(75)	(169)	(188)
Mortgage servicing rights ending balance	$2,263	$2,163	$2,263	$2,163
Fair value at beginning of period	$3,386	$3,109	$3,371	$3,158
Fair value at end of period	$2,891	$3,008	$2,891	$3,008

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. At June 30, 2019, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 9.5% to 42.8%, respectively, both of which were based on market data from independent organizations.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of June 30, 2019. The actual amortization expense the Bank recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of June 30, 2019:	(in thousands)
2019	$478
2020	449
2021	418
2022	389
2023	356
Thereafter	173

Total	$2,263

NOTE 7 – DEPOSITS

The composition of deposits is summarized below:

	June 30, 2019	December 31, 2018
	(in thousands)
Non-interest bearing checking	$58,362	$85,988
Interest bearing checking	25,480	25,556
Money market	69,132	59,071
Statement savings	51,162	53,245
Certificates of deposit	194,577	182,277

Total	$398,713	$406,137

The Bank held $18,549 and $12,787 in certificates of deposit which met or exceeded the FDIC insurance limit of $250 as of June 30, 2019 and December 31, 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The scheduled maturities of certificates of deposit are presented below:

June 30, 2019
(in thousands)
2019	$76,608
2020	101,065
2021	14,358
2022	1,606
2023	607
Thereafter	333

Total	$194,577

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	June 30, 2019		December 31, 2018
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Open line of credit	—%	$—	2.61%	$5,350
Fixed rate, fixed term advances	1.41% to 1.50%	12,000	1.13% to 1.50%	24,000
Advance structured note, payments due monthly, maturing February 2030	7.47%	642	7.47%	660

Total		$12,642		$30,010

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	June 30, 2019
	Weighted Average Rate	Amount
	(dollars in thousands)
2019	1.53%	$5,038
2020	7.47%	41
2021	1.45%	7,044
2022	7.47%	47
2023	7.47%	51
Thereafter	7.47%	421

Total		$12,642

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.

The Bank maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the value of the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Bank’s qualifying real estate loans, or a determined percentage of the Bank’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the London InterBank Offered Rate, federal funds or Treasury bill rates. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity. The Bank has pledged approximately $150,505 and $151,708 of qualifying loans as collateral for Federal Home Loan Bank advances as of June 30, 2019 and December 31, 2018, respectively. Federal Home Loan Bank advances are also secured by approximately $913 and $1,261 of Federal Home Loan Bank stock held by the Bank as of June 30, 2019 and December 31, 2018, respectively. The Bank’s available and unused portion of this borrowing agreement totaled $0 and $800 as of June 30, 2019 and December 31, 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Bank sponsors a 401(k) profit sharing covering substantially all employees certain age and minimum service requirements. The Bank may then match a discretionary percentage of each eligible participant’s contribution. Matching contributions were $85 and $74 for the three months ended June 30, 2019 and 2018, respectively, and $174 and $159 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 10 – INCOME TAXES

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

Income tax benefit was $93 and $207 for the three months ended June 30, 2019 and 2018, respectively, and $302 and $194 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements. No material legal proceedings existed at June 30, 2019.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	June 30, 2019
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$23,004	$39,058	$62,062
Standby letters of credit	—	23	23
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	725	—	725
Commitments to sell loans	16,660	—	16,660
Overdraft protection program commitments	3,811	—	3,811

Total	$44,200	$39,081	$83,281

	December 31, 2018
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$19,255	$37,258	$56,513
Standby letters of credit	—	33	33
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	612	—	612
Commitments to sell loans	6,617	—	6,617
Overdraft protection program commitments	3,894	—	3,894

Total	$30,378	$37,291	$67,669

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

The Bank participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Bank enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Bank receives an agency fee reported as a component of gain on sale of loans. The Bank had $3,806 and $1,882 of commitments to deliver loans through the Program as of June 30, 2019 and December 31, 2018, respectively. Once delivered to the Program, the Bank provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Bank is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Bank receives a fee for this credit enhancement. The Bank records a liability for expected losses in excess of anticipated credit enhancement fees. As of June 30, 2019 and December 31, 2018, the Bank had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 12 – EMPLOYEE STOCK OWNERSHIP PLAN

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $17 and $33 in compensation expense for the three and six months ended June 30, 2019, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

June 30, 2019
(dollars in thousands)
Shares committed to be released	3,511
Total unallocated shares	172,017

Total ESOP shares	175,528

Fair value of unallocated shares	$1,612

The fair value of the unallocated shares is based on a per share price of $9.37 on June 30, 2019.

NOTE 13 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Beginning balance	$1,289	$1,477
New loans	340	62
Repayments	(250)	(250)

Ending balance	$1,379	$1,289

Deposits from directors, executive officers, and their affiliates totaled $1,242 and $938 at June 30, 2019 and December 31, 2018, respectively.

The Bank utilizes the services of law firms in which certain of the Bank’s directors are partners. Fees paid to the firms for these services were $9 and $8 during the three months ended June 30, 2019 and 2018, respectively, and $21 and $21 six months ended June 30, 2019 and 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Foreclosed assets – On a non-recurring basis, foreclosed assets are recorded in our consolidated balance sheets at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of foreclosed assets are adjusted to fair value. Appraised values are adjusted to consider disposition costs, and also to take into consideration the age of the most recent appraisal. Given the significance of adjustments made to appraised values necessary to estimate the fair value of the foreclosed assets, these items are classified as Level 3 measurements.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Recurring Fair Value Measurements Using
	June 30, 2019	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$9,468	$—	$9,468	$—
Government-sponsored mortgage-backed securities	54,007	—	54,007	—
Corporate collateralized mortgage obligations	353	—	353	—
Asset-backed securities	2,926	—	2,926	—
Certificates of deposit	1,711	—	1,711	—

Total	$68,465	$—	$68,465	$—

		Recurring Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$11,169	$—	$11,169	$—
Government-sponsored mortgage-backed securities	50,375	—	50,375	—
Corporate collateralized mortgage obligations	410	—	410	—
Asset-backed securities	3,531	—	3,531	—
Certificates of deposit	246	—	246	—

Total	$65,731	$—	$65,731	$—

Assets measured at fair value on a nonrecurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Nonrecurring Fair Value Measurements Using
	June 30, 2019	Level 1	Level 2	Level 3
	(in thousands)
Loans	$—	$—	$—	$—
Foreclosed assets	134	—	—	134

Total	$134	$—	$—	$134

		Nonrecurring Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(in thousands)
Loans	$85	$—	$—	$85

Loans with a carrying amount of $31 and $97, respectively, were considered impaired and written down to their estimated fair value of $0 and $85 as of June 30, 2019 and December 31, 2018, respectively. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $31 and $12 as of June 30, 2019 and December 31, 2018, respectively. Loans with a carrying value of $394 were transferred to foreclosed assets and written down to their estimated fair value of $134 as of June 30, 2019. As a result, the Bank recognized a charge-off in the amount of $260 for these loans at the time of transfer to foreclosed assets. There were no foreclosed assets as of December 31, 2018.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The following table presents quantitative information about nonrecurring Level 3 fair value measurements:

	June 30, 2019
	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range/ Weighted Average
	(dollars in thousands)
Impaired loans	$—	Market and/or income approach	Management discount to appraised rates	10-20%
Foreclosed assets	$134	Market and/or income approach	Management discount to appraised rates	10-20%

	December 31, 2018
	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range/ Weighted Average
	(dollars in thousands)
Impaired loans	$85	Market and/or income approach	Management discount to appraised rates	10-20%

The carrying values and estimated fair values of financial instruments are presented below:

	June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$36,160	$36,160	$—	$—
Available for sale securities	68,465	—	68,465	—
Loans held for sale	3,616	—	3,616	—
Loans	340,431	—	—	341,341
Accrued interest receivable	1,120	1,120	—	—
Federal Home Loan Bank stock	913	—	—	913
Cash value of life insurance	12,887	—	—	12,887
Financial liabilities:
Deposits	398,713	210,597	—	194,885
Advance payments by borrowers for taxes and insurance	9,139	9,139	—	—
Federal Home Loan Bank advances	12,642	—	—	12,801
Accrued interest payable	575	575	—	—

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,923	$7,923	$—	$—
Available for sale securities	65,731	—	65,731	—
Loans held for sale	771	—	771	—
Loans	369,830	—	—	362,233
Accrued interest receivable	1,106	1,106	—	—
Federal Home Loan Bank stock	1,261	—	—	1,261
Cash value of life insurance	13,400	—	—	13,400
Financial liabilities:
Deposits	406,137	223,860	—	180,703
Advance payments by borrowers for taxes and insurance	1,240	1,240	—	—
Federal Home Loan Bank advances	30,010	—	—	29,499
Accrued interest payable	372	372	—	—

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

NOTE 15 – EQUITY AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that the Bank met all applicable capital adequacy requirements as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. The Bank’s actual and required capital amounts and ratios are presented below:

	June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$45,134	9.5%	$19,009	4.0%	$23,762	5.0%
Risk-based:
Common Tier 1	45,134	12.6%	16,173	4.5%	23,361	6.5%
Tier 1	45,134	12.6%	21,564	6.0%	28,752	8.0%
Total	48,321	13.4%	28,752	8.0%	35,939	10.0%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$35,955	7.5%	$19,110	4.0%	$23,887	5.0%
Risk-based:
Common Tier 1	35,955	10.0%	16,153	4.5%	23,333	6.5%
Tier 1	35,955	10.0%	21,538	6.0%	28,717	8.0%
Total	39,217	10.9%	28,717	8.0%	35,897	10.0%

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 16 – EARNINGS PER SHARE

Earnings per common share for the three months and six months ended June 30, 2019 are presented in the following table. Earnings per common share for the three months and six months ended June 30, 2018 are not presented as the Company’s initial public offering was completed on January 8, 2019.

	Three months ended June 30, 2019	Six months ended June 30, 2019
Net loss	$(9)	$(480)

Shares outstanding for basic EPS
Average shares outstanding	4,877	4,877
Less: Average unallocated ESOP shares	176	176

Subtotal	4,701	4,701
Additional dilutive shares	—	—

Shares outstanding for basic and dilutive EPS	4,701	4,701

Basic and diluted loss per share	$(0.00)	$(0.10)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2019 and for the three months ended June 30, 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Fair Value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 14 of the Notes to Financial Statements.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets increased $2.2 million, or 0.46%, to $483.3 million at June 30, 2019 from $481.1 million at December 31, 2018. The change included the sale of $29.1 million of first mortgage residential real estate loans, whose proceeds contributed to the $28.2 million increase in cash and cash equivalents. Total assets were also impacted by a $2.7 million increase in available-for-sale securities driven by a $2.1 million decrease in unrealized losses, as well as a $2.8 million increase in loans held for sale driven by increased refinance activity as a result of decreasing interest rates.

Cash and Cash Equivalents. Cash and cash equivalents increased $28.2 million, or 356.4%, to $36.1 million at June 30, 2019 from $7.9 million at December 31, 2018. The increase was due primarily to the completion of the Company’s initial stock offering and the sale of $29.1 million of first mortgage residential real estate loans.

Net Loans. Net loans decreased $29.4 million, or 7.9%, to $340.4 million at June 30, 2019 from $369.8 million at December 31, 2018. The decrease was due primarily to the sale of $29.1 million of first mortgage residential real estate loans into the secondary market to manage credit and interest rate risk.

Available-for-Sale Securities. Available-for-sale securities increased $2.7 million, or 4.2%, to $68.5 million at June 30, 2019 from $65.7 million at December 31, 2018, due primarily to the $2.1 million decrease in net unrealized losses due to the falling interest rate environment.

Deposits. Deposits decreased $7.4 million, or 1.8%, to $398.7 million at June 30, 2019 from $406.1 million at December 31, 2018. This decrease was due in part to a reduction in commercial deposits. Our strategy for deposit generation is to use targeted, special duration certificates of deposit and money market accounts which do not have a negative impact on our normal pricing structure for existing accounts.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank of Chicago (“FHLB”) advances, decreased $17.4 million, or 57.9%, to $12.6 million at June 30, 2019 from $30.0 million at December 31, 2018. This decrease was due to the repayment of outstanding advances upon receipt of proceeds from the Company’s initial public offering, and sales of first mortgage residential mortgage loans into the secondary market.

Total Equity. Total equity increased $19.3 million, or 50.6%, to $57.5 million at June 30, 2019 from $38.2 million at December 31, 2018. The increase was due primarily to the issuance of 4.9 million shares of common stock resulting in net proceeds of $18.2 million, offset by the issuance of 176,000 shares, or $1.8 million, of unallocated common stock of the ESOP during the six months ended June 30, 2019. The change in total equity was also impacted by a net loss of $480,000 and other comprehensive income of $1.5 million for the six months ended June 30, 2019.

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

	Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$358,380	$3,871	4.33%	$368,860	$3,686	4.01%
Securities available-for-sale	67,217	400	2.39%	70,352	411	2.34%
Other interest-earning assets	17,763	91	2.04%	2,648	10	1.50%

Total interest-earning assets	443,360	4,362	3.95%	441,860	4,107	3.73%
Non-interest-earning assets	32,554			36,160

Total assets	$477,669			$478,020

Interest-earning liabilities:
NOW accounts	$25,006	$12	0.20%	$28,536	$11	0.15%
Money market accounts	63,109	192	1.22%	68,129	109	0.64%
Savings accounts	51,048	17	0.13%	57,430	19	0.13%
Certificates of deposit	202,805	1,053	2.08%	185,013	737	1.60%

Total interest-bearing deposits	341,968	1,274	1.49%	339,108	876	1.04%
Federal Home Loan Bank advances	14,020	62	1.76%	37,932	133	1.40%
Other interest-bearing liabilities	6,859	—	—%	6,631	—	—%

Total interest-bearing liabilities	362,847	1,336	1.48%	383,671	1,009	1.06%
Non-interest-bearing deposits	61,919			53,962
Other non-interest-bearing liabilities	2,547			2,032

Total liabilities	427,313			439,665
Total stockholders’ equity	50,356			38,355

Total liabilities and stockholders’ equity	$477,669			$478,020

Net interest income		$3,026			$3,098

Net interest-earning assets	$80,513			$58,189

Interest rate spread(1)			2.47%			2.67%
Net interest margin(2)			2.73%			2.80%
Average interest-earning assets to average interest-bearing liabilities	122.19%			115.17%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$364,329	$7,859	4.35%	$356,169	$7,087	3.98%
Securities available-for-sale	66,141	792	2.41%	76,285	905	2.37%
Other interest-earning assets	15,014	156	2.09%	2,571	21	1.63%

Total interest-earning assets	445,484	8,807	3.99%	435,025	8,013	3.68%
Non-interest-earning assets	39,923			36,081

Total assets	$481,577			$471,106

Interest-earning liabilities:
NOW accounts	$24,953	$29	0.23%	$28,075	$22	0.16%
Money market accounts	60,113	331	1.11%	62,205	167	0.54%
Savings accounts	50,851	33	0.13%	57,691	36	0.13%
Certificates of deposit	202,115	2,061	2.06%	184,495	1,446	1.57%

Total interest-bearing deposits	338,032	2,454	1.46%	332,466	1,671	1.01%
Federal Home Loan Bank advances	21,845	185	1.70%	40,451	277	1.37%
Other interest-bearing liabilities	5,072	—	—%	5,018	—	—%

Total interest-bearing liabilities	364,949	2,639	1.46%	377,935	1,948	1.03%
Non-interest-bearing deposits	66,242			52,761
Other non-interest-bearing liabilities	2,664			2,001

Total liabilities	433,855			432,697
Total stockholders’ equity	47,722			38,409

Total liabilities and stockholders’ equity	$481,577			$471,106

Net interest income		$6,168			$6,065

Net interest-earning assets	$80,535			$57,090

Interest rate spread(1)			2.53%			2.65%
Net interest margin(2)			2.77%			2.79%
Average interest-earning assets to average interest-bearing liabilities	122.07%			115.11%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(100)	285	185
Securities	(19)	8	(11)
Other	76	5	81

Total interest-earning assets	(43)	298	255

Interest-bearing liabilities:
NOW	1	(2)	(1)
Money market deposits	7	(90)	(83)
Savings	2	—	2
Certificates of deposit	(76)	(240)	(316)

Total interest-bearing deposits	(66)	(332)	(398)
Borrowings	120	(49)	71
Other	—	—	—

Total interest-bearing liabilities	54	(381)	(327)

Change in net interest income	$11	(83)	72

	Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$165	607	772
Securities	(122)	9	(113)
Other	128	7	135

Total interest-earning assets	171	623	794

Interest-bearing liabilities:
NOW	2	(9)	(7)
Money market deposits	5	(169)	(164)
Savings	5	(2)	3
Certificates of deposit	(148)	(467)	(615)

Total interest-bearing deposits	(136)	(647)	(783)
Borrowings	188	(96)	92
Other	—	—	—

Total interest-bearing liabilities	52	(743)	(691)

Change in net interest income	$223	(120)	103

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. We recorded a net loss of $9,000 for the three months ended June 30, 2019, compared to a net loss of $453,000 for the three months ended June 30, 2018, a decrease in net loss of $444,000. The decrease in net loss was primarily due to increases in loan servicing income, a death benefit gain on insurance, and decreases in salaries and employee benefits expenses, as described below.

Interest and Dividend Income. Interest and dividend income increased $255,000, or 6.2%, to $4.4 million for the three months ended June 30, 2019 from $4.1 million for the three months ended June 30, 2018. This increase was due primarily to a 32 basis point increase in rates on outstanding loans, as reflected in the table above.

Interest Expense. Interest expense increased $327,000, or 32.4%, to $1.3 million for the three months ended June 30, 2019, from $1.0 million for the three months ended June 30, 2018, as rates on interest-bearing liabilities increased 42 basis points due to the rising interest rate environment and competitive pressures within the Bank’s primary market area.

Net Interest Income. Net interest income decreased $72,000, or 2.3%, to $3.0 million for the three months ended June 30, 2019 from $3.1 million for the three months ended June 30, 2018. The rate for average interest-bearing liabilities increased to 1.48% for the three months ended June 30, 2019, from 1.06% for the three months ended June 30, 2018. This 42 basis point increase in the cost of funds came as the yield on interest-earning assets increased by only 22 basis points, to 3.95% for the three months ended June 30, 2019, from 3.73% for the three months ended June 30, 2018. Our net interest rate spread decreased to 2.47% for the three months ended June 30, 2019, from 2.67% for the three months ended June 30, 2018, and our net interest margin decreased to 2.73% from 2.80%, respectively, over the same periods.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2019 and 2018, respectively. The allowance for loan losses was $3.2 million, or 0.9%, of total loans, at June 30, 2019, compared to $3.1 million, or 0.8% of total loans, at June 30, 2018. Non-performing loans constituted 0.5% of total gross loans at June 30, 2019 and 2018, respectively. Net charge-offs for the three months ended June 30, 2019 were $239,000 compared to net charge-offs of $11,000 for the prior year period.

Non-interest Income. Non-interest income decreased $145,000, or 18.2%, to $652,000 for the three months ended June 30, 2019 from $797,000 for the three months ended June 30, 2018. The decrease was due primarily to a $287,000 loss on the $20.7 million sale of first mortgage residential real estate loans in the current period.

Non-interest Expense. Non-interest expense decreased $775,000, or 17.0%, to $3.8 million for the three months ended June 30, 2019 from $4.6 million for the three months ended June 30, 2018. The decrease was due primarily to a $559,000 decrease in salaries and benefits expense, as well as a $209,000 decrease in professional services expense.

Income Tax Benefit. We recorded an income tax benefit of $93,000 for the three months ended June 30, 2019, compared to an income tax benefit of $207,000 for the three months ended June 30, 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. We recorded a net loss of $480,000 for the six months ended June 30, 2019, compared to a net loss of $323,000 for the six months ended June 30, 2018, a decrease in earnings of $157,000. The increase in net loss was primarily due to increases in interest expense and non-interest expense, as described below.

Interest and Dividend Income. Interest and dividend income increased $794,000, or 9.9%, to $8.8 million for the six months ended June 30, 2019 from $8.0 million for the six months ended June 30, 2018. The increase was primarily attributable to an $889,000, or 20.7% increase in interest earned on commercial loans for the 2019 period.

Interest Expense. Interest expense increased $691,000, or 35.5%, to $2.6 million for the six months ended June 30, 2019, from $1.9 million for the six months ended June 30, 2018, as rates on interest-bearing liabilities increased 43 basis points due to the rising interest rate environment and competitive pressures within the Bank’s primary market area.

Net Interest Income. Net interest income increased $103,000, or 1.7%, to $6.2 million for the six months ended June 30, 2019 from $6.1 million for the six months ended June 30, 2018. Average interest-earning assets increased $10.5 million, or 2.4%, to $445.5 million for the 2019 period from $435.0 million for the 2018 period. The increase was due primarily to an increase in the average balance of loans, and federal funds sold during the period. Our net interest rate spread decreased to 2.53% for the six months ended June 30, 2019 from 2.65%, for the six months ended June 30, 2018, and our net interest margin decreased to 2.77% from 2.79% over the same periods.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended June 30, 2019 and 2018, respectively. The allowance for loan losses was $3.2 million, or 0.9%, of total loans, at June 30, 2019, compared to $3.1 million, or 0.8% of total loans, at June 30, 2018. Non-performing loans constituted 0.5% of total gross loans at June 30, 2019 and 2018. Net charge-offs for the six months ended June 30, 2019 were $75,000 compared to net charge-offs of $1,000 for the prior year period.

Non-interest Income. Non-interest income decreased $81,000, or 5.5%, to $1.4 million for the six months ended June 30, 2019 from $1.5 million for the six months ended June 30, 2018. The decrease was due primarily to the net loss of $232,000 associated with the sale of $29.1 million of first mortgage residential real estate loans.

Non-interest Expense. Non-interest expense increased $287,000, or 3.6%, to $8.4 million for the six months ended June 30, 2019, from $8.1 million for the six months ended June 30, 2018. The increase was due primarily to $588,000 in consulting fees incurred in connection with the Reorganization and initial public stock offering, as well as expenses associated with the establishment and funding of our charitable foundation in the 2019 period. These costs were partially offset by decreases in salaries and employee benefits expenses due to our change from being self-insured to utilizing new group medical and dental insurance providers.

Income Tax Expense. We recorded an income tax benefit of $302,000 for the six months ended June 30, 2019, compared to an income tax benefit of $194,000 for the six months ended June 30, 2018.

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

The table below sets forth, as of June 30, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$10,808	(10.64)%
+300	11,206	(7.34)%
+200	11,597	(4.11)%
+100	11,982	(0.92)%
Level	12,094	—%
-100	12,257	1.34%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of June 30, 2019, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$46,192	$(15,264)	(24.84)%
300	50,160	(11,296)	(18.38)%
200	54,376	(7,080)	(11.52)%
100	58,768	(2,688)	(4.37)%
—	61,456	—	— %
(100)	63,052	1,596	2.60%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2019, in the event of a 100-basis point decrease in interest rates, we would have experienced a 2.60% increase in our EVE. In the event of a 200-basis point increase in interest rates at June 30, 2019, we would have experienced an 11.52% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2019, we had $12.6 million outstanding in advances from the FHLB. At June 30, 2019, we had no additional FHLB advance availability. Additionally, at June 30, 2019, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.3 million and $831,000 for the six months ended June 30, 2019 and 2018. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities, and proceeds from maturing securities and pay downs on securities, was $29.2 million for the six months ended June 30, 2019. Net cash used by investing activities was $18.9 million for the six months ended June 30, 2018, primarily due to a net increase in loans of $36.8 million, offset by $14.4 million in proceeds from sales of available for sale securities. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances, as well as the Company’s initial public offering, was $1.4 million for the six months ended June 30, 2019, as $18.3 in net proceeds from the Company’s initial public offering were offset by $17.4 million of payments of outstanding FHLB advances. Net cash provided by financing activities was $15.2 million for the six months ended June 30, 2018, primarily due to a $15.3 million increase in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

At June 30, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $45.1 million, or 9.5% of adjusted total assets, which is above the well-capitalized required level of $23.8 million, or 5.0%, and total risk-based capital of $48.3 million, or 13.4% of risk-weighted assets, which is above the well-capitalized required level of $35.9 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 15 of the Notes to Financial Statements.

	June 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$45,134	9.5%	$19,009	4.0%	$23,762	5.0%

Risk-based:
Common Tier 1	45,134	12.6%	16,173	4.5%	23,361	6.5%
Tier 1	45,134	12.6%	21,564	6.0%	28,752	8.0%
Total	48,321	13.4%	28,752	8.0%	35,939	10.0%

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 of the Notes to Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

The following tables present contractual obligations at June 30, 2019 and December 31, 2018.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At June 30, 2019:
Long-term debt obligations	$12,642	$5,038	$7,084	$98	$422
Operating lease obligations	213	152	61	—	—

Total	$12,855	$5,190	$7,145	$98	$422

At December 31, 2018:
Long-term debt obligations	$30,010	$22,386	$7,081	$95	$448
Operating lease obligations	325	224	101	—	—

Total	$30,335	$22,610	$7,182	$95	$448

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements*

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: August 14, 2019	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: August 14, 2019	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)