Form 10-Q
period 2019-09-30
1895 Bancorp of Wisconsin, Inc.
filed 2019-11-14
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

4,876,677 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 30, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and due from banks	$10,279	$7,782
Fed funds sold	77	141

Cash and cash equivalents	10,356	7,923
Available for sale securities, stated at fair value	68,135	65,731
Loans held for sale	3,995	771
Loans, net of allowance for loan losses of $3,018 and $3,262 respectively	324,812	369,830
Premises and equipment, net	7,528	8,163
Mortgage servicing rights, net	2,201	2,103
Federal Home Loan Bank stock, at cost	913	1,261
Accrued interest receivable	1,034	1,106
Cash value of life insurance	12,985	13,400
Other assets	9,228	10,811

TOTAL ASSETS	$441,187	$481,099

Liabilities and Stockholders’ Equity
Deposits	357,975	406,137
Advance payments by borrowers for taxes and insurance	12,070	1,240
Federal Home Loan Bank advances	7,633	30,010
Accrued interest payable	419	372
Other liabilities	4,625	5,159

Total liabilities	382,722	442,918

Common stock, $0.01 par value, 90,000,000 shares authorized, 4,876,677 shares issued as of September 30, 2019	49	—
Additional paid-in capital	19,978	—
Unallocated common stock of Employee Stock Ownership Plan, 170,262 shares as of September 30, 2019	(1,702)	—
Retained earnings	39,720	39,764
Accumulated other comprehensive gain (loss), net of income taxes	420	(1,583)

Total stockholders’ equity	58,465	38,181

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,187	$481,099

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018		2019	2018
	(unaudited)
Interest and dividend income:
Loans, including fees	$3,840		$3,819	$11,699		$10,906
Securities, taxable	406		407	1,198		1,312
Other	133		10	289		31

Total interest and dividend income	4,379		4,236	13,186		12,249

Interest expense:
Interest-bearing deposits	1,210		983	3,664		2,654
Borrowed funds	51		117	236		394

Total interest expense	1,261		1,100	3,900		3,048

Net interest income	3,118		3,136	9,286		9,201
Provision for loan losses	—		—	—		—

Net interest income after provision for loan losses	3,118		3,136	9,286		9,201

Noninterest income:
Service charges and other fees	223		217	632		632
Loan servicing	166		189	754		521
Net gain on sale of loans	513		137	423		574
Net gain on sale of securities	—		—	—		67
Increase in cash surrender value of insurance	99		106	300		305
Death benefit gain	—		120	158		120
Other	10		25	146		58

Total noninterest income	1,011		794	2,413		2,277

Noninterest expense:
Salaries and employee benefits	2,281		2,233	7,011		7,182
Foreclosed assets, net	(101)		6	(86)		7
Advertising and promotions	35		36	135		89
Data processing	171		187	574		546
Occupancy and equipment	392		420	1,269		1,243
Other	780		795	3,007		2,675

Total noninterest expense	3,558		3,677	11,910		11,742

Income (loss) before income taxes	571		253	(211)		(264)
Income tax expense (benefit)	135		8	(167)		(186)

Net income (loss)	$436		$245	$(44)		$(78)

Earnings per common share:
Basic	$0.09	$	N/A	$(0.01)	$	N/A
Diluted	$0.09	$	N/A	$(0.01)	$	N/A

Average common shares outstanding:
Basic	4,704,660		N/A	4,702,904		N/A
Diluted	4,704,660		N/A	4,702,904		N/A

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net income (loss)	$436	$245	$(44)	$(78)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	679	(258)	2,744	(1,533)
Reclassification adjustment for gains realized in net income	—	—	—	(67)

Other comprehensive income (loss) before tax effect	679	(258)	2,744	(1,600)
Tax effect of other comprehensive income (loss) items	183	(70)	741	(432)

Other comprehensive income (loss), net of tax	496	(188)	2,003	(1,168)

Comprehensive income (loss)	$932	$57	$1,959	$(1,246)

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock	Additional paid-in capital	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive gain (loss)	Total
Balance as of January 1, 2019	$—	$—	$—	$39,764	$(1,583)	$38,181
Net loss	—	—	—	(44)	—	(44)
Other comprehensive income	—	—	—	—	2,003	2,003
Net proceeds from stock offering (4,876,677 shares issued)	49	19,980	—	—	—	20,029
Purchase of ESOP shares (175,528 shares purchased)	—	—	(1,755)	—	—	(1,755)
ESOP shares committed to be released (5,266 shares)	—	(2)	53	—	—	51

Balance as of September 30, 2019	$49	$19,978	$(1,702)	$39,720	$420	$58,465

See accompanying notes to financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(44)	$(78)
Adjustments to reconcile net loss to net cash from operating activities:
Net amortization of investment securities	198	695
Depreciation	512	488
Write-down of premises and equipment	—	8
Gain on sale of premises and equipment	(96)	—
Net gain on sale of available for sale securities	—	(67)
Deferred income taxes	216	(517)
Originations of mortgage loans held for sale	(65,629)	(44,173)
Proceeds from sales of mortgage loans held for sale	62,828	44,074
ESOP compensation	51	—
Net gain on sale of mortgage loans held for sale	(423)	(585)
Gain on death benefit	(158)	—
Net change in cash value of life insurance	(199)	430
Net gain on sale of foreclosed assets	(103)	—
Changes in operating assets and liabilities:
Mortgage servicing rights	(98)	133
Accrued interest receivable and other assets	698	(419)
Accrued interest payable and other liabilities	(487)	562

Net cash (used in) provided by operating activities	(2,734)	551

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	—	14,392
Maturities, prepayments, and calls of available for sale securities	6,885	5,892
Purchases of available for sale securities	(6,743)	—
Net decrease (increase) in loans	44,884	(38,767)
Net proceeds from sales of premises	1,627	—
Capital expenditures for premises and equipment	(1,408)	(686)
Proceeds from life insurance policies	772	—
Proceeds from sale of foreclosed assets	237	—
Net decrease (increase) in Federal Home Loan Bank stock	348	(89)

Net cash provided by (used in) investing activities	46,602	(19,258)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(48,162)	3,005
Net increase in advance payments by borrowers for taxes and insurance	10,830	10,186
Proceeds from stock offering	20,029	—
Purchase of ESOP shares	(1,755)	—
Proceeds from issuance of Federal Home Loan Bank advances	—	2,000
Principal payments on Federal Home Loan Bank advances	(22,377)	(25)

Net cash (used in) provided by financing activities	(41,435)	15,166

Net increase (decrease) in cash and cash equivalents	2,433	(3,541)
Cash and cash equivalents at beginning of period	7,923	12,497

Cash and cash equivalents at end of period	$10,356	$8,956

Supplemental cash flow information:
Cash paid during the year for interest	$3,853	$3,045
Noncash activities:
Loans transferred to foreclosed assets	$134	$—

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

The following ASUs have been issued by the FASB and may impact the Bank’s financial statements in future reporting periods:

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In addition, at their October 16, 2019 meeting, the FASB affirmed its decision on the amendment of the effective date of this standard as initially outlined in the ASU proposed at their July 17, 2019 meeting. Upon approval of the final ASU, it is expected that the effective date for this standard will be delayed by one year, and will be effective for reporting periods beginning after December 15, 2022. Management is currently evaluating the impact of adopting ASU 2016-13 on the Bank’s financial statements, as well as the impact of the FASB’s proposed ASU.

ASU 2016-02, Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. In addition, at their October 16, 2019 meeting, the FASB affirmed its decision on the amendment of the effective date of this standard as initially outlined in the ASU proposed at their July 17, 2019 meeting. Upon approval of the final ASU, it is expected that the effective date for this standard will be delayed by one year, and will be effective for reporting periods beginning after December 15, 2020. Management is currently evaluating the impact of adopting ASU 2016-02 on the Bank’s financial statements, as well as the impact of the FASB’s proposed ASU.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 3 – SUBSEQUENT EVENT

The Company announced that the Bank plans to close and consolidate its branch offices located at 8001 W. National Avenue in West Allis, Wisconsin and 318 N. Water Street in Milwaukee, Wisconsin. The branches will be closed by the end of business December 31, 2019.

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized costs and fair values of securities available-for-sale were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$9,272	$84	$(7)	$9,349
Government-sponsored mortgage-backed securities	53,572	635	(203)	54,004
Corporate collateralized mortgage obligations	322	7	—	329
Asset-backed securities	2,687	4	(1)	2,690
Certificates of deposit	1,707	56	—	1,763

Total	$67,560	$786	$(211)	$68,135

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,348	$25	$(204)	$11,169
Government-sponsored mortgage-backed securities	52,363	4	(1,992)	50,375
Corporate collateralized mortgage obligations	410	1	(1)	410
Asset-backed securities	3,530	2	(1)	3,531
Certificates of deposit	249	—	(3)	246

Total	$67,900	$32	$(2,201)	$65,731

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

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$125	$125
Due after one through 5 years	6,759	6,811
Due after 5 through 10 years	4,095	4,176
Due after 10 years	—	—
Mortgage-related securities	53,894	54,333
Asset-backed securities	2,687	2,690

Total	$67,560	$68,135

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 3 – SUBSEQUENT EVENT (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$2,028	$(7)	$2,028	$(7)
Government-sponsored mortgage-backed securities	9,362	(33)	18,154	(170)	27,516	(203)
Asset-backed securities	841	(1)	—	—	841	(1)

Total	$10,203	$(34)	$20,182	$(177)	$30,385	$(211)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$1,567	$(5)	$6,909	$(199)	$8,476	$(204)
Government-sponsored mortgage-backed securities	29	—	49,549	(1,992)	49,578	(1,992)
Corporate collateralized mortgage obligations	204	—	147	(1)	351	(1)
Asset-backed securities	813	(1)	—	—	813	(1)
Certificates of deposit	—	—	246	(3)	246	(3)

Total	$2,613	$(6)	$56,851	$(2,195)	$59,464	$(2,201)

At September 30, 2019 and December 31, 2018, respectively, the Bank had 22 and 59 debt securities with unrealized losses representing aggregate depreciation of approximately 0.7% and 3.6% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Nine Months ended September 30,
	2019	2018
	(in thousands)
Proceeds from sales of securities available-for-sale	$—	$14,392
Gross realized gains	—	137
Gross realized losses	—	(70)

There were no sales of securities available-for-sale during the three months ended September 30, 2019 and 2018.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 5 – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial:
Real estate	$186,021	$191,645
Land development	1,847	2,187
Other	34,646	30,508
Residential real estate:
First mortgages	68,241	108,084
Construction	3,671	2,097
Consumer:
Home equity and lines of credit	32,364	36,154
Other	722	1,914

Subtotal	327,512	372,589
Net deferred loan costs	318	503
Allowance for loan losses	(3,018)	(3,262)

Loans, net	$324,812	$369,830

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

During the normal course of business, the Bank may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2019 and December 31, 2018, respectively, the Bank had transferred $87,121 and $61,328 in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Bank.

An analysis of past due loans is presented below:

	September 30, 2019
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$186,021	$186,021
Land development	—	—	—	1,847	1,847
Other	—	—	—	34,646	34,646
Residential real estate:
First mortgages	650	327	977	67,264	68,241
Construction	—	—	—	3,671	3,671
Consumer:
Home equity and lines of credit	—	60	60	32,304	32,364
Other	2		2	720	722

Total	$652	$387	$1,039	$326,473	$327,512

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 5 – LOANS (continued)

	December 31, 2018
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$191,645	$191,645
Land development	—	303	303	1,884	2,187
Other	—	—	—	30,508	30,508
Residential real estate:
First mortgages	1,470	91	1,561	106,523	108,084
Construction	—	—	—	2,097	2,097
Consumer:
Home equity and lines of credit	215	13	228	35,926	36,154
Other	2	—	2	1,912	1,914

Total	$1,687	$407	$2,094	$370,495	$372,589

There were no loans 90 days or more past due and accruing interest as of September 30, 2019 or December 31, 2018.

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Nine months ended September 30, 2019
Allowance for loan losses
Beginning balance	$1,448	$1,250	$564	$3,262
Provision for loan losses	—	—	—	—
Loans charged-off	(214)	(83)	(186)	(483)
Recoveries	217	5	17	239

Ending balance	$1,451	$1,172	$395	$3,018

Year ended December 31, 2018
Allowance for loan losses
Beginning balance	$1,369	$1,246	$478	$3,093
Provision for loan losses	—	—	—	—
Loans charged-off	(1)	—	(123)	(124)
Recoveries	80	4	209	293

Ending balance	$1,448	$1,250	$564	$3,262

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 5 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	September 30, 2019
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$2,497	$1,170	$59	$3,726
Collectively evaluated for impairment	220,017	70,742	33,027	323,786

Total loans	$222,514	$71,912	$33,086	$327,512

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$31	$31
Collectively evaluated for impairment	1,451	1,172	364	2,987

Total allowance for loan losses	$1,451	$1,172	$395	$3,018

	December 31, 2018
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$1,165	$1,176	$36	$2,377
Collectively evaluated for impairment	223,175	109,005	38,032	370,212

Total loans	$224,340	$110,181	$38,068	$372,589

Allowance for loan losses:
Individually evaluated for impairment	$—	$6	$6	$12
Collectively evaluated for impairment	1,448	1,244	558	3,250

Total allowance for loan losses	$1,448	$1,250	$564	$3,262

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 5 – LOANS (continued)

A summary of the Bank’s internal risk ratings of loans is presented below:

	September 30, 2019
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$179,624	$4,812	$1,585	$186,021
Land development	197	1,650	—	1,847
Other	30,693	2,474	1,479	34,646

Total	$210,514	$8,936	$3,064	$222,514

	December 31, 2018
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$186,303	$4,403	$939	$191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508

Total	$212,400	$10,537	$1,403	$224,340

There were no loans rated Doubtful or Loss as of September 30, 2019 and December 31, 2018.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	September 30, 2019
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$66,975	$1,266	$68,241
Construction	3,671	—	3,671
Consumer:
Home equity and lines of credit	32,155	209	32,364
Other	722	—	722

Total	$103,523	$1,475	$104,998

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 5 – LOANS (continued)

	December 31, 2018
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$107,018	$1,066	$108,084
Construction	2,097	—	2,097
Consumer:
Home equity and lines of credit	35,984	170	36,154
Other	1,914	—	1,914

Total	$147,013	$1,236	$148,249

Information regarding impaired loans is presented below:

	As of and for the Nine Months Ended September 30, 2019
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	31	31	31	17	—
Other	—	—	—	—	—

Total impaired loans with reserve	31	31	31	17	—

Impaired loans with no reserve:
Commercial:
Real estate	1,355	1,355	NA	574	20
Land development	—	—	NA	168	—
Other	1,142	1,159	NA	319	10
Residential real estate:
First mortgages	1,170	1,498	NA	1,067	13
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	28	56	NA	29	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	3,695	4,068	NA	2,157	43

Total impaired loans	$3,726	$4,099	$31	$2,174	$43

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 5 – LOANS (continued)

	As of and for the Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	91	91	6	154	3
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	6	6	6	124	—
Other	—	—	—	—	—

Total impaired loans with reserve	97	97	12	278	3

Impaired loans with no reserve:
Commercial:
Real estate	701	701	NA	658	40
Land development	303	303	NA	303	—
Other	161	161	NA	46	2
Residential real estate:
First mortgages	1,085	1,375	NA	1,235	25
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	30	56	NA	32	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	2,280	2,596	NA	2,274	67

Total impaired loans	$2,377	$2,693	$12	$2,552	$70

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of September 30, 2019 and December 31, 2018.

Nonperforming loans are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$868	$906
Nonaccrual loans, troubled debt restructurings	607	649

Total nonperforming loans (NPLs)	$1,475	$1,555

Restructured loans, accruing	$449	$459

There were no loans modified as troubled debt restructurings during the three and nine months ended September 30, 2019 and 2018.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

The Bank considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the three and nine months ended September 30, 2019 and 2018.

Information on non-accrual loans is presented below:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	303
Other	—	16
Residential real estate:
First mortgages	1,266	1,066
Construction	—	—
Consumer:
Home equity and lines of credit	209	170
Other	—	—

Total non-accrual loans	$1,475	$1,555

Total non-accrual loans to total loans	0.45%	0.42%
Total non-accrual loans to total assets	0.33%	0.32%

NOTE 6 – FORECLOSED ASSETS

There were no foreclosed assets held as of September 30, 2019 and December 31, 2018.

A summary of the Bank’s foreclosed asset activity is presented below.

	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018
(in thousands)
Foreclosed assets, beginning of period	$—	$—
Loans receivable transferred	134	—
Sales, net of gain/loss	(134)	—
Write downs	—	—
Other	—	—

Foreclosed assets, end of period	$—	$—

The Bank recognized a $103 gain on the sale of foreclosed assets during the nine months ended September 30, 2019. There were no sales of foreclosed assets during the nine months ended September 30, 2018.

The Bank had one loan in the amount of $142 in the process of foreclosure as of September 30, 2019. There were no loans in the process of foreclosure as of December 31, 2018.

NOTE 7 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $339,766 and $332,515 as of September 30, 2019 and December 31, 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 7 – MORTGAGE SERVICING RIGHTS (continued)\

A summary of activity in the Bank’s mortgage servicing rights is presented below:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(in thousands)
Mortgage servicing rights beginning balance	$2,103	$2,270
Additions	406	168
Amortization	(308)	(335)

Mortgage servicing rights ending balance	$2,201	$2,103
Fair value at beginning of period	$3,371	$3,158
Fair value at end of period	$2,407	$3,371

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. At September 30, 2019, the model used discount rates ranging from 10.0% to 13.5%, and prepayment speeds ranging from 11.3% to 41.9%, respectively, both of which were based on market data from independent organizations.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2019. The actual amortization expense the Bank recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of September 30, 2019:
2019	$465
2020	436
2021	407
2022	378
2023	347
Thereafter	168

Total	$2,201

NOTE 8 – DEPOSITS

The composition of deposits is summarized below:

	September 30, 2019	December 31, 2018
	(in thousands)
Non-interest bearing checking	$58,982	$85,988
Interest bearing checking	26,073	25,556
Money market	67,325	59,071
Statement savings	49,610	53,245
Certificates of deposit	155,985	182,277

Total	$357,975	$406,137

The Bank held $17,275 and $12,787 in certificates of deposit which met or exceeded the FDIC insurance limit of $250 as of September 30, 2019 and December 31, 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 8 – DEPOSITS (continued)

The scheduled maturities of certificates of deposit are presented below:

September 30, 2019
(in thousands)
2019	$28,778
2020	108,600
2021	15,132
2022	2,445
2023	542
Thereafter	488

Total	$155,985

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	September 30, 2019		December 31, 2018
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Open line of credit	—	$—	2.61%	$5,350
Fixed rate, fixed term advances	1.41%	7,000	1.13% to 1.50%	24,000
Advance structured note, payments due monthly, maturing February 2030	7.47%	633	7.47%	660

Total		$7,633		$30,010

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	September 30, 2019
	Weighted Average Rate	Amount
	(dollars in thousands)
2019	7.47%	$9
2020	7.47%	39
2021	1.45%	7,042
2022	7.47%	46
2023	7.47%	49
Thereafter	7.47%	448

Total		$7,633

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.

The Bank maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the value of the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Bank’s qualifying real estate loans, or a determined percentage of the Bank’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the London InterBank Offered Rate, federal funds or Treasury bill rates. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity. The Bank has pledged approximately $133,946 and $151,708 of qualifying loans as collateral for Federal Home Loan Bank advances as of September 30, 2019 and December 31, 2018, respectively. Federal Home Loan Bank advances are also secured by approximately $913 and $1,261 of Federal Home Loan Bank stock held by the Bank as of September 30, 2019 and December 31, 2018, respectively. The Bank’s available and unused portion of this borrowing agreement totaled $192,547 and $208,413 as of September 30, 2019 and December 31, 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 10 – EMPLOYEE BENEFIT PLANS

The Bank sponsors a 401(k) profit sharing covering substantially all employees certain age and minimum service requirements. The Bank may then match a discretionary percentage of each eligible participant’s contribution. Matching contributions were $90 and $86 for the three months ended September 30, 2019 and 2018, respectively, and $264 and $245 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 11 – INCOME TAXES

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

Income tax expense was $135 and $8 for the three months ended September 30, 2019 and 2018, respectively, and income tax benefit was $167 and $186 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements. No material legal proceedings existed at September 30, 2019.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	September 30, 2019
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$23,625	$36,574	$60,199
Standby letters of credit	23	—	23
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	817	—	817
Commitments to sell loans	23,249	—	23,249
Overdraft protection program commitments	4,186	—	4,186

Total	$51,900	$36,574	$88,474

	December 31, 2018
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$19,255	$37,258	$56,513
Standby letters of credit	—	33	33
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	612	—	612
Commitments to sell loans	6,617	—	6,617
Overdraft protection program commitments	3,894	—	3,894

Total	$30,378	$37,291	$67,669

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

The Bank participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Bank enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Bank receives an agency fee reported as a component of gain on sale of loans. The Bank had $12,315 and $1,882 of commitments to deliver loans through the Program as of September 30, 2019 and December 31, 2018, respectively. Once delivered to the Program, the Bank provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Bank is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Bank receives a fee for this credit enhancement. The Bank records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2019 and December 31, 2018, the Bank had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 13 – EMPLOYEE STOCK OWNERSHIP PLAN

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $17 and $51 in compensation expense for the three and nine months ended September 30, 2019, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

September 30, 2019
(dollars in thousands)
Shares committed to be released	5,266
Total unallocated shares	170,262

Total ESOP shares	175,528

Fair value of unallocated shares	$1,641

The fair value of the unallocated shares is based on a per share price of $9.64 on September 30, 2019.

NOTE 14 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Beginning balance	$1,289	$1,477
New loans	357	62
Repayments	(461)	(250)

Ending balance	$1,185	$1,289

Deposits from directors, executive officers, and their affiliates totaled $1,708 and $938 at September 30, 2019 and December 31, 2018, respectively.

The Bank utilizes the services of law firms in which certain of the Bank’s directors are partners. Fees paid to the firms for these services were $8 and $12 during the three months ended September 30, 2019 and 2018, respectively, and $29 and $33 nine months ended September 30, 2019 and 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 15 – FAIR VALUE MEASUREMENTS

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

(in thousands)

NOTE 15 – FAIR VALUE MEASUREMENTS (continued)

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

		Recurring Fair Value Measurements Using
	September 30, 2019	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$9,349	$—	$9,349	$—
Government-sponsored mortgage-backed securities	54,004	—	54,004	—
Corporate collateralized mortgage obligations	329	—	329	—
Asset-backed securities	2,690	—	2,690	—
Certificates of deposit	1,763	—	1,763	—

Total	$68,135	$—	$68,135	$—

		Recurring Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
	(in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$11,169	$—	$11,169	$—
Government-sponsored mortgage-backed securities	50,375	—	50,375	—
Corporate collateralized mortgage obligations	410	—	410	—
Asset-backed securities	3,531	—	3,531	—
Certificates of deposit	246	—	246	—

Total	$65,731	$—	$65,731	$—

Assets measured at fair value on a nonrecurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

Nonrecurring Fair Value Measurements Using
	September 30, 2019	Level 1	Level 2	Level 3
(in thousands)
Loans	$—	$—	$—	$—

Nonrecurring Fair Value Measurements Using
	December 31, 2018	Level 1	Level 2	Level 3
(in thousands)
Loans	$85	$—	$—	$85

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 15 – FAIR VALUE MEASUREMENTS (continued)

Loans with a carrying amount of $31 and $97, respectively, were considered impaired and written down to their estimated fair value of $0 and $85 as of September 30, 2019 and December 31, 2018, respectively. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $31 and $12 as of September 30, 2019 and December 31, 2018, respectively. There were no foreclosed assets as of September 30, 2019 and December 31, 2018.

The following table presents quantitative information about nonrecurring Level 3 fair value measurements:

September 30, 2019
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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 15 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of financial instruments are presented below:

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$10,356	$10,356	$—	$—
Available for sale securities	68,135	—	68,135	—
Loans held for sale	3,995	—	3,995	—
Loans	324,812	—	—	326,887
Accrued interest receivable	1,034	1,034	—	—
Federal Home Loan Bank stock	913	—	—	913
Cash value of life insurance	12,985	—	—	12,985
Financial liabilities:
Deposits	357,975	208,372	—	156,447
Advance payments by borrowers for taxes and insurance	12,070	12,070	—	—
Federal Home Loan Bank advances	7,633	—	—	8,085
Accrued interest payable	419	419	—	—

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,923	$7,923	$—	$—
Available for sale securities	65,731	—	65,731	—
Loans held for sale	771	—	771	—
Loans	369,830	—	—	362,233
Accrued interest receivable	1,106	1,106	—	—
Federal Home Loan Bank stock	1,261	—	—	1,261
Cash value of life insurance	13,400	—	—	13,400
Financial liabilities:
Deposits	406,137	223,860	—	180,703
Advance payments by borrowers for taxes and insurance	1,240	1,240	—	—
Federal Home Loan Bank advances	30,010	—	—	29,499
Accrued interest payable	372	372	—	—

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

(in thousands)

NOTE 15 – FAIR VALUE MEASUREMENTS (continued)

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

NOTE 16 – EQUITY AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that the Bank met all applicable capital adequacy requirements as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. The Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$45,597	9.9%	$18,367	4.0%	$22,959	5.0%
Risk-based:
Common Equity Tier 1	45,597	13.1%	15,702	4.5%	22,681	6.5%
Tier 1	45,597	13.1%	20,936	6.0%	27,915	8.0%
Total	48,615	13.9%	27,915	8.0%	34,894	10.0%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$35,955	7.5%	$19,110	4.0%	$23,887	5.0%
Risk-based:
Common Equity Tier 1	35,955	10.0%	16,153	4.5%	23,333	6.5%
Tier 1	35,955	10.0%	21,538	6.0%	28,717	8.0%
Total	39,217	10.9%	28,717	8.0%	35,897	10.0%

1895 BANCORP OF WISCONSIN, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands)

NOTE 17 – EARNINGS PER SHARE

Earnings per common share for the three months and nine months ended September 30, 2019 are presented in the following table. Earnings per common share for the three months and nine months ended September 30, 2018 are not presented as the Company’s initial stock offering was completed on January 8, 2019.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Net income (loss)	$436	$(44)

Shares outstanding for basic EPS
Average shares outstanding	4,876,677	4,876,677
Less: Average unallocated ESOP shares	172,017	173,773

Subtotal	4,704,660	4,702,904
Additional dilutive shares	—	—

Shares outstanding for basic and dilutive EPS	4,704,660	4,702,904

Basic and diluted income (loss) per share	$0.09	$(0.01)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and for the three and nine months ended September 30, 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets decreased $39.9 million, or 8.3%, to $441.2 million at September 30, 2019 from $481.1 million at December 31, 2018. The change included the sale of $29.1 million of first mortgage residential real estate loans, while remaining first mortgage residential real estate loan balances decreased due to declining refinancing activity. Total assets were also impacted by a $5.6 million, or 2.9%, decrease in commercial real estate loans due to prepayment activity, as well as a decline in home equity lines of credit due to normal payment and refinancing activity. Other assets decreased $1.6 million, or 14.6%, due to $957,000 and $967,000 declines in deferred taxes and accounts receivable, respectively.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.5 million, or 30.7%, to $10.4 million at September 30, 2019 from $7.9 million at December 31, 2018. The increase was due primarily to the completion of the Company’s initial stock offering, which netted proceeds of $18.3 million, the sale of $29.1 million of first mortgage residential real estate loans, and a $44.9 million decrease in loans. These cash inflows were offset by a $48.2 million decrease in deposits and $22.4 million in repayments of Federal Home Loan Bank advances.

Available-for-Sale Securities. Available-for-sale securities increased $2.4 million, or 3.7%, to $68.1 million at September 30, 2019 from $65.7 million at December 31, 2018. The increase was due primarily to a $2.7 million increase in the market value of the portfolio as a result of the falling interest rate environment.

Loans Held for Sale. Loans held for sale increased $3.2 million, or 418.2%, to $4.0 million at September 30, 2019 from $771,000 at December 31, 2018. The increase was due primarily to additional first mortgage residential real estate loan balances being sold into the secondary market as a result of the falling interest rate environment.

Net Loans. Net loans decreased $45.0 million, or 12.2%, to $324.8 million at September 30, 2019 from $369.8 million at December 31, 2018. The decrease was due primarily to the sale of $29.1 million of first mortgage residential real estate loans into the secondary market to manage credit and interest rate risk. The change also included decreases in remaining first mortgage residential real estate loans and home equity lines of credit due to normal payment and refinancing activity, as well as a $5.6 million, or 2.9%, decrease in commercial real estate loans due to prepayment activity.

Deposits. Deposits decreased $48.1 million, or 11.9%, to $358.0 million at September 30, 2019 from $406.1 million at December 31, 2018. This decrease was due in part to a reduction in commercial deposits, which included approximately $18.2 million in stock issuance proceeds at December 31, 2018. Additionally, funds generated by the reduction in loan balances referenced above were used to pay off brokered certificates of deposit, which decreased $35.0 million, or 51.6%, to $32.9 million at September 30, 2019 from $67.9 million at December 31, 2018. Our strategy for deposit generation is to use targeted, special duration certificates of deposit and money market accounts, which do not have a negative impact on our normal pricing structure for existing accounts.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $10.8 million, or 873.4%, to $12.1 million at September 30, 2019 from $1.2 million at December 31, 2018. The increase was due to normal seasonal activity.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank of Chicago (“FHLB”) advances, decreased $22.4 million, or 74.6%, to $7.6 million at September 30, 2019 from $30.0 million at December 31, 2018. The decrease was due to the repayment of outstanding advances upon receipt of proceeds from the Company’s initial stock offering, and sales of first mortgage residential real estate loans into the secondary market.

Total Equity. Total equity increased $20.3 million, or 53.1%, to $58.5 million at September 30, 2019 from $38.2 million at December 31, 2018. The increase was due primarily to the issuance of 4.9 million shares of common stock resulting in net proceeds of $18.2 million, offset by the issuance of 170,262 shares, or $1.7 million, of net unallocated common stock to the ESOP during the nine months ended September 30, 2019. The change in total equity was also impacted by a net loss of $44,000 and other comprehensive income of $2.0 million for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$338,645	$3,840	4.54%	$371,844	$3,819	4.11%
Securities available-for-sale	68,511	406	2.37%	68,265	407	2.38%
Other interest-earning assets	21,841	133	2.44%	2,159	10	1.85%

Total interest-earning assets	428,997	4,379	4.08%	442,268	4,236	3.83%
Non-interest-earning assets	33,701			35,879

Total assets	$462,698			$478,147

Interest-earning liabilities:
NOW accounts	$25,876	$14	0.22%	$26,645	$13	0.20%
Money market accounts	68,744	212	1.23%	61,726	108	0.70%
Savings accounts	50,536	17	0.13%	56,889	19	0.13%
Certificates of deposit	178,925	967	2.16%	195,369	843	1.73%

Total interest-bearing deposits	324,081	1,210	1.49%	340,629	983	1.15%
Federal Home Loan Bank advances	11,413	51	1.79%	29,250	117	1.60%
Other interest-bearing liabilities	10,560	—	—	9,974	—	—

Total interest-bearing liabilities	346,054	1,261	1.46%	379,853	1,100	1.16%
Non-interest-bearing deposits	62,612			57,419
Other non-interest-bearing liabilities	4,402			2,853

Total liabilities	413,068			440,125
Total stockholders’ equity	49,630			38,022

Total liabilities and stockholders’ equity	$462,698			$478,147

Net interest income		$3,118			$3,136

Net interest-earning assets	$82,943			$62,415

Interest rate spread(1)			2.62%			2.67%
Net interest margin(2)			2.91%			2.84%
Average interest-earning assets to average interest-bearing liabilities	123.97%			116.43%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$355,770	$11,699	4.38%	$361,393	$10,906	4.02%
Securities available-for-sale	66,931	1,198	2.39%	73,613	1,312	2.38%
Other interest-earning assets	17,289	289	2.23%	2,434	31	1.70%

Total interest-earning assets	439,990	13,186	4.00%	437,440	12,249	3.73%
Non-interest-earning assets	35,294			36,013

Total assets	$475,284			$473,453

Interest-earning liabilities:
NOW accounts	$25,261	$43	0.23%	$27,599	$35	0.17%
Money market accounts	62,990	543	1.15%	62,045	275	0.59%
Savings accounts	50,746	50	0.13%	57,424	55	0.13%
Certificates of deposit	194,386	3,028	2.08%	188,120	2,289	1.62%

Total interest-bearing deposits	333,383	3,664	1.47%	335,188	2,654	1.06%
Federal Home Loan Bank advances	18,367	236	1.71%	36,717	394	1.43%
Other interest-bearing liabilities	6,902	—	—%	6,670	—	—

Total interest-bearing liabilities	358,652	3,900	1.45%	378,575	3,048	1.07%
Non-interest-bearing deposits	65,032			54,313
Other non-interest-bearing liabilities	4,021			2,285

Total liabilities	427,705			435,173
Total stockholders’ equity	47,579			38,280

Total liabilities and stockholders’ equity	$475,284			$473,453

Net interest income		$9,286			$9,201

Net interest-earning assets	$81,338			$58,865

Interest rate spread(1)			2.55%			2.66%
Net interest margin(2)			2.81%			2.80%
Average interest-earning assets to average interest-bearing liabilities	122.68%			115.55%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(128)	149	21
Securities	1	(2)	(1)
Other	119	4	123

Total interest-earning assets	(8)	151	143

Interest-bearing liabilities:
NOW	—	(1)	(1)
Money market deposits	(13)	(91)	(104)
Savings	2	—	2
Certificates of deposit	62	(185)	(123)

Total interest-bearing deposits	51	(277)	(226)
Borrowings	84	(19)	65
Other	—	—	—

Total interest-bearing liabilities	135	(296)	(161)

Change in net interest income	$127	(145)	(18)

	Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(166)	959	793
Securities	(119)	5	(114)
Other	246	12	258

Total interest-earning assets	(39)	976	937

Interest-bearing liabilities:
NOW	3	(11)	(8)
Money market deposits	(4)	(264)	(268)
Savings	7	(2)	5
Certificates of deposit	(79)	(660)	(739)

Total interest-bearing deposits	(73)	(937)	(1,010)
Borrowings	263	(105)	158
Other	—	—	—

Total interest-bearing liabilities	190	(1,042)	(852)

Change in net interest income	$151	(66)	85

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. We recorded net income of $436,000 for the three months ended September 30, 2019, compared to net income of $245,000 for the three months ended September 30, 2018, an increase of $191,000. The increase was due primarily to an increase in net gains on sale of first mortgage residential real estate loans.

Interest and Dividend Income. Interest and dividend income increased $143,000, or 3.4%, to $4.4 million for the three months ended September 30, 2019 from $4.2 million for the three months ended September 30, 2018. The increase was due primarily to holding an additional $19.7 million in federal funds sold during the period.

Interest Expense. Interest expense increased $161,000, or 14.6%, to $1.3 million for the three months ended September 30, 2019, from $1.1 million for the three months ended September 30, 2018, as rates on interest-bearing liabilities increased 30 basis points due to the changing interest rate environment and competitive pressures within the Bank’s primary market area.

Net Interest Income. Net interest income decreased $18,000, or 0.6%, to $3.1 million for the three months ended September 30, 2019 from $3.1 million for the three months ended September 30, 2018. The rate for average interest-bearing liabilities increased to 1.46% for the three months ended September 30, 2019, from 1.16% for the three months ended September 30, 2018. This 30 basis point increase in the cost of funds came as the yield on interest-earning assets increased by only 25 basis points, to 4.08% for the three months ended September 30, 2019, from 3.83% for the three months ended September 30, 2018. Our net interest rate spread decreased to 2.62% for the three months ended September 30, 2019, from 2.67% for the three months ended September 30, 2018, and our net interest margin increased to 2.91% from 2.84% over the same period due to a $13.3 million reduction in average assets outstanding.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2019 and 2018, respectively. The allowance for loan losses was $3.0 million, or 0.92%, of total loans, at September 30, 2019, compared to $3.2 million, or 0.87% of total loans, at September 30, 2018. Non-performing loans constituted 0.45% of total gross loans at September 30, 2019 and 0.44% of gross loans at September 30, 2018. Net charge-offs for the three months ended September 30, 2019 were $169,000 compared to net recoveries of $150,000 for the prior year period.

Non-interest Income. Non-interest income increased $217,000, or 27.3%, to $1.0 million for the three months ended September 30, 2019 from $794,000 for the three months ended September 30, 2018. The increase was due primarily to gains realized on the sale of first mortgage residential real estate loans, which increased $376,000, or 274.5%, to $513,000 for the three months ended September 30, 2019 from $137,000 for the three months ended September 30, 2018. Further, death benefit gains recognized during the three months ended September 30, 2018 were not recurring during the three months ended September 30, 2019.

Non-interest Expense. Non-interest expense decreased $119,000, or 3.2%, to $3.6 million for the three months ended September 30, 2019 from $3.7 million for the three months ended September 30, 2018. The reduction was due primarily to a $142,000 reduction in the Bank’s FDIC assessment due to the FDIC’s Small Bank Assessment Credit, as well as $101,000 in gains realized on the sale of foreclosed assets during the three months ended September 30, 2019. There were no gains realized on the sale of foreclosed assets during the three months ended September 30, 2018.

Income Tax Expense. We recorded an income tax expense of $135,000 for the three months ended September 30, 2019, compared to income tax expense of $8,000 for the three months ended September 30, 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. We recorded a net loss of $44,000 for the nine months ended September 30, 2019, compared to a net loss of $78,000 for the nine months ended September 30, 2018, a decrease in losses of $34,000. The decrease in losses was due primarily to increases in gains servicing rights, as well as gains realized on the sale of foreclosed assets during the three months ended September 30, 2019, as described below.

Interest and Dividend Income. Interest and dividend income increased $937,000, or 7.7%, to $13.2 million for the nine months ended September 30, 2019 from $12.2 million for the nine months ended September 30, 2018. The increase was due primarily to an increase of $1.1 million, or 16.2%, in interest earned on commercial loans during the 2019 period.

Interest Expense. Interest expense increased $852,000, or 28.0%, to $3.9 million for the nine months ended September 30, 2019, from $3.0 million for the nine months ended September 30, 2018, as rates on interest-bearing liabilities increased 38 basis points due to the changing interest rate environment and competitive pressures within the Bank’s primary market area.

Net Interest Income. Net interest income increased $85,000, or 0.9%, to $9.3 million for the nine months ended September 30, 2019 from $9.2 million for the nine months ended September 30, 2018. The rate for average interest-bearing liabilities increased to 1.45% for the nine months ended September 30, 2019, from 1.07% for the nine months ended September 30, 2018. This 38 basis point increase in the cost of funds came as the yield on interest-earning assets increased by only 27 basis points, to 4.00% for the nine months ended September 30, 2019, from 3.73% for the nine months ended September 30, 2018. Our net interest rate spread decreased to 2.55% for the nine months ended September 30, 2019, from 2.66% for the nine months ended September 30, 2018, and our net interest margin increased to 2.81% from 2.80%, respectively, over the same periods.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended September 30, 2019 and 2018, respectively. The allowance for loan losses was $3.0 million, or 0.92%, of total loans, at September 30, 2019, compared to $3.2 million, or 0.87% of total loans, at September 30, 2018. Non-performing loans constituted 0.45% of total gross loans at September 30, 2019 and 0.44% of total gross loans as of September 30, 2018. Net charge-offs for the nine months ended September 30, 2019 were $244,000 compared to net recoveries of $149,000 for the prior year period.

Non-interest Income. Non-interest income increased $136,000, or 6.0%, to $2.4 million for the nine months ended September 30, 2019 from $2.3 million for the nine months ended September 30, 2018. The increase was due primarily to gains realized on the sale and servicing of first mortgage residential real estate loans, which increased $82,000, or 7.6%, to $1.2 million for the nine months ended September 30, 2019 from $1.1 million for the nine months ended September 30, 2018. Further, the Bank recognized a net gain on the sale of the Mitchell Street branch office, which totaled $96,000 for the nine months ended September 30, 2019.

Non-interest Expense. Non-interest expense increased $168,000, or 1.4%, to $11.9 million for the nine months ended September 30, 2019, from $11.7 million for the nine months ended September 30, 2018. The increase was due primarily to $588,000 in consulting fees incurred in connection with our reorganization and initial stock offering, as well as expenses associated with the establishment and funding of our charitable foundation in the 2019 period. These costs were partially offset by decreases in salaries and employee benefits expenses due to our change from being self-insured to utilizing new group medical and dental third party insurance providers.

Income Tax Benefit. We recorded an income tax benefit of $167,000 for the nine months ended September 30, 2019, compared to an income tax benefit of $186,000 for the nine months ended September 30, 2018.

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

The table below sets forth, as of September 30, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$9,939	(14.97)%
+300	10,473	(10.40)%
+200	10,989	(5.98)%
+100	11,496	(1.65)%
Level	11,688	—%
-100	11,772	0.71%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of September 30, 2019, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$45,816	$(15,358)	(25.11)%
300	49,871	(11,303)	(18.48)%
200	54,252	(6,922)	(11.32)%
100	58,566	(2,608)	(4.26)%
—	61,174	—	— %
(100)	62,395	1,221	2.00%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2019, in the event of a 100-basis point decrease in interest rates, we would have experienced a 2.00% increase in our EVE. In the event of a 200-basis point increase in interest rates at September 30, 2019, we would have experienced an 11.32% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2019, we had $7.6 million outstanding in advances from the FHLB. At September 30, 2019, we had additional FHLB advance availability of 192.5 million. Additionally, at September 30, 2019, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2019. Net cash provided by operating activities was $551,000 for the nine months ended September 30, 2018. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities, and proceeds from maturing securities and pay downs on securities, was $46.6 million for the nine months ended September 30, 2019. Net cash used in investing activities was $19.3 million for the nine months ended September 30, 2018, primarily due to a net increase in loans of $38.8 million, offset by $14.4 million in proceeds from sales of available for sale securities. Net cash used in financing activities, consisting primarily of activity in deposit accounts and FHLB advances, as well as the Company’s initial public offering, was $41.4 million for the nine months ended September 30, 2019, as $18.3 in net proceeds from the Company’s initial public offering were offset by $22.4 million of payments of outstanding FHLB advances. Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2018, primarily due to a $10.8 million increase in advance payments by borrowers for taxes and insurance.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

At September 30, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $45.6 million, or 9.9% of adjusted total assets, which is above the well-capitalized required level of $23.0 million, or 5.0%, and total risk-based capital of $48.6 million, or 13.9% of risk-weighted assets, which is above the well-capitalized required level of $34.9 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 15 of the Notes to Financial Statements.

	September 30, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$45,597	9.9%	$18,367	4.0%	$22,959	5.0%
Risk-based:
Common Tier 1	45,597	13.1%	15,702	4.5%	22,681	6.5%
Tier 1	45,597	13.1%	20,936	6.0%	27,915	8.0%
Total	48,615	13.9%	27,915	8.0%	34,894	10.0%

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework. The framework will first be available for use in the Bank’s March 31, 2020 Call Report. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization.

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

The following tables present contractual obligations at September 30, 2019 and December 31, 2018.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At September 30, 2019:
Long-term debt obligations	$7,633	$9	$7,081	$95	$448
Operating lease obligations	158	117	41	—	—

Total	$7,791	$126	$7,122	$95	$448

At December 31, 2018:
Long-term debt obligations	$30,010	$22,386	$7,081	$95	$448
Operating lease obligations	325	224	101	—	—

Total	$30,335	$22,610	$7,182	$95	$448

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: November 14, 2019	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: November 14, 2019	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer
(Principal Financial and Accounting Officer)