Form 10-K
period 2019-12-31
1895 Bancorp of Wisconsin, Inc.
filed 2020-03-30
CIK 1751692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  001-38778

1895 BANCORP OF WISCONSIN, INC.

(Exact name of registrant as specified in its charter)

Federal	83-3078306
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (414) 421-8200

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	BCOW	The NASDAQ Stock Market, LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of March 30, 2020, there were 4,876,677 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

EXPLANATORY NOTE

1895 Bancorp of Wisconsin, Inc. (the “Company,” “we” or “our”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (“PyraMax Bank”) upon the reorganization of PyraMax Bank into the two-tier mutual holding company structure. The reorganization was completed on January 8, 2019. Prior to January 8, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited financial statements contained in this Annual Report on Form 10-K relate solely to PyraMax Bank for any period prior to January 8, 2019.

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

BUSINESS OF 1895 BANCORP OF WISCONSIN, INC.

1895 Bancorp of Wisconsin, Inc. was incorporated under federal law on January 8, 2019 as part of the mutual holding company reorganization of PyraMax Bank, for the purpose of becoming the savings and loan holding company of PyraMax Bank. The Company completed its stock offering in connection with the mutual holding company reorganization of PyraMax Bank on January 8, 2019. The Company sold 2,145,738 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $21.5 million, including 175,528 shares purchased by the Bank’s employee stock ownership plan. In connection with the reorganization, the Company also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, the federally-chartered mutual holding company. Shares of the Company’s common stock began trading on January 9, 2019 on the Nasdaq Capital Market under the trading symbol “BCOW.”

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in PyraMax Bank.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in January 2019, and any dividends we receive from PyraMax Bank. We neither own nor lease any property, but pay a fee to PyraMax Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of PyraMax Bank who also serve as officers of the Company. We use the support staff of PyraMax Bank from time to time and pay a fee to PyraMax Bank for the time devoted to the Company by employees of PyraMax Bank. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF 1895 BANCORP OF WISCONSIN, MHC

1895 Bancorp of Wisconsin, MHC was formed in January 2019 as a federal mutual holding company and will at all times own a majority of the outstanding shares of the Company’s common stock.

1895 Bancorp of Wisconsin, MHC’s principal assets are the common stock of the Company it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed by the Company from the net proceeds of the offering. It is expected that the only business activity of 1895 Bancorp of Wisconsin, MHC will be to own a majority of the Company’s common stock. 1895 Bancorp of Wisconsin, MHC will be authorized, however, to engage in any other business activities that are permissible for mutual holding companies under federal law, including investing in loans and securities.

1895 Bancorp of Wisconsin, MHC will neither own nor lease any property, but will instead use the premises, equipment and furniture of PyraMax Bank. It is anticipated that 1895 Bancorp of Wisconsin, MHC will employ only persons who are officers of PyraMax Bank to serve as officers of 1895 Bancorp of Wisconsin, MHC. Those persons will not be separately compensated by 1895 Bancorp of Wisconsin, MHC.

BUSINESS OF PYRAMAX BANK

General

PyraMax Bank is a stock savings bank headquartered in Greenfield, Wisconsin. PyraMax Bank was established in 1895 as South Milwaukee Savings and Loan Association and has operated continuously in the Milwaukee metropolitan area since that time. In 1993, the bank changed its name to South Milwaukee Savings Bank, S.A. In May 2000, a merger between South Milwaukee Savings Bank and Mitchell Savings Bank officially formed PyraMax Bank, SSB. The bank changed to a federal savings bank charter in 2003, changing its name to PyraMax Bank, FSB.

From our founding in 1895, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts, supplemented with multi-family and commercial real estate loans. In 2007, Richard Hurd was promoted to President and Chief Executive Officer of PyraMax Bank. Mr. Hurd began shifting PyraMax Bank’s focus to include more business-oriented products and services. In 2010, PyraMax Bank hired Charles Mauer as its Chief Credit Officer, continuing our increased focus on business-oriented lending.

We conduct our operations from our three full-service banking offices in Milwaukee County, our two full-service banking offices in Waukesha County and our full-service banking office in Ozaukee County Wisconsin. We sold our branch located at 1605 West Mitchell Street, Milwaukee, Wisconsin in January 2019. We also closed our leased branch office located at 318 North Water Street, Milwaukee Wisconsin and our owned branch office at 8001 West National Avenue, West Allis, Wisconsin effective December 31, 2019. We consider our primary lending market area to be Milwaukee, Waukesha and Ozaukee Counties, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

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

Reflecting our focus on our community, in connection with the offering, in 2019, we established a charitable foundation called 1895 Bancorp of Wisconsin Community Foundation and funded it with $100,000 in cash and 48,767 shares of our common stock, for an aggregate contribution of $587,670 (based on the $10.00 per share offering price). The purpose of this foundation will be to make contributions to support various charitable organizations operating in our community now and in the future.

PyraMax Bank has one subsidiary, PyraMax Insurance Services LLC, which offers a comprehensive set of insurance and risk management products for personal and business needs.

Our website address is www.pyramaxbank.com. Information on this website should not be considered a part of this report.

Market Area

We conduct our operations from our three full-service banking offices in Milwaukee County, our two full-service banking offices in Waukesha County and our full-service banking office in Ozaukee County, Wisconsin. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Milwaukee County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Milwaukee County had an estimated population of 948,201 in 2018, the most recent year for which information is available.

Milwaukee County is primarily an urban community and is the fortieth wealthiest county in Wisconsin. Our Milwaukee County banking offices are located in more suburban areas, but are still in proximity to downtown Milwaukee.

PyraMax Bank works with the City of Milwaukee and neighborhood housing agencies to support home ownership in all markets in which we operate.

Waukesha County is primarily a suburban community and is the wealthiest county in Wisconsin, with a median household income of $84,331 from 2014 to 2018. Waukesha County had an estimated population of 403,072 in 2018. Waukesha County has a diversified economy, including numerous educational institutions and a wide-ranging hospitality industry.

Ozaukee County is the second wealthiest county in Wisconsin, with a median household income of $82,807 from 2014 to 2018. Ozaukee County had an estimated population of 89,147 in 2018. Ozaukee County’s economy includes manufacturing, agricultural, healthcare, governmental and trade sectors.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, FinTech companies and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2019 (the latest date for which information is available), our market share was 0.68% of total deposits in FDIC-insured institutions in Milwaukee County, Wisconsin, making us the 13th largest out of 27 banks in Milwaukee County.

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

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Real Estate Loans:
First mortgage	$65,450	21.0%	$108,084	29.0%	$106,120	31.8%	$103,900	33.0%	$114,077	36.0%
Construction	2,041	0.6%	2,097	0.6%	3,358	1.0%	4,619	1.5%	3,276	1.0%
Commercial Loans:
Real estate	178,882	57.3%	191,645	51.4%	156,991	47.1%	144,093	45.7%	137,292	43.4%
Land development	1,623	0.5%	2,187	0.6%	2,687	0.8%	1,508	0.5%	2,340	0.8%
Other	34,072	10.9%	30,508	8.2%	19,715	5.9%	14,505	4.6%	11,397	3.6%
Consumer Loans:
Home equity and lines of credit	29,691	9.5%	36,154	9.7%	42,344	12.7%	45,162	14.3%	46,928	14.8%
Other	611	0.2%	1,914	0.5%	2,495	0.7%	1,225	0.4%	1,301	0.4%

Total loans receivable	$312,370	100.0%	$372,589	100.0%	$333,710	100.0%	$315,012	100.0%	$316,611	100.0%

Net deferred loan fees	$304		$503		$589		$519		$476
Less: allowance for loan losses	(2,000)		(3,262)		(3,093)		(3,008)		(3,087)

Loans receivable, net	$310,674		$369,830		$331,206		$312,523		$314,000

Loan Portfolio Maturities. The following tables set forth certain information at December 31, 2019 and December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2019
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$2,310	$36,596	$5,777	$44,683
More than one year through five years	10,254	114,211	21,588	146,053
More than five years	54,927	63,770	2,937	121,634

Total	$67,491	$214,577	$30,302	$312,370

	At December 31, 2018
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$3,186	$19,555	$4,180	$26,921
More than one year through five years	343	105,359	27,471	133,173
More than five years	106,652	99,426	6,417	212,495

Total	$110,181	$224,340	$38,068	$372,589

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2019 that are due after December 31, 2020 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential real estate loans	$45,518	$19,663	$65,181
Commercial loans	144,884	33,097	177,981
Consumer loans	4,413	20,111	24,524

Total	$194,815	$72,871	$267,686

One- to four-family Residential Real Estate Lending. At December 31, 2019, we had $65.5 million of loans secured by one- to four-family residential real estate, representing 21.0% of our total loan portfolio. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2019, 70.2% of our one- to four-family residential real estate loans were fixed-rate loans, and 29.8% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Freddie Mac and Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Fannie Mae, which as of December 31, 2019 was generally $484,350 for single-family homes in our market area. The maximum conforming loan limits as established by the Fannie Mae will increase to $510,400 for the year ended December 31, 2020. We sell, on both a servicing-released and servicing-retained basis, our conforming and eligible jumbo fixed-rate one- to four-family residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we may retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2019, we had $6.0 million in jumbo loans, which represented 8.9% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was approximately $426,000 at December 31, 2019. Generally, all of our one- to four-family residential real estate loans are secured by properties located in southeastern Wisconsin.

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

Generally, residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of PyraMax Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Residential Real Estate Construction Lending. We originate loans to finance the construction of owner occupied one- to four-family residential properties to the prospective homeowners. At December 31, 2019, residential construction loan balances were $2.0 million, or 0.6% of our total loan portfolio, with an additional $3.7 million available to borrowers. The majority of these loans are secured by properties located in our primary market area.

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

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2019, we had $178.9 million in commercial real estate loans, representing 57.3% of our total loan portfolio. Of this aggregate amount, we had $69.4 million in non-owner occupied non-residential real estate, $59.4 million in multi-family residential real estate, $39.5 million in owner occupied non-residential real estate, $9.7 million in non-owner occupied residential real estate loans, $904,000 in commercial real estate construction loans.

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

At December 31, 2019, the average loan size of our outstanding commercial real estate loans was approximately $628,000, and the largest of such loans was a $5.9 million loan consisting of an outstanding balance of $5.9 million secured by a first mortgage on an industrial property. This loan was performing in accordance with its repayment terms at December 31, 2019.

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

We also originate loans to finance the construction of commercial properties, multi-family residential projects (including non-owner occupied one- to four-family residences) and professional complexes. At December 31, 2019, commercial construction loan balances were $904,000, or 0.3% of our total loan portfolio. Under these loans, an additional $110,000 remains available to borrowers. The majority of these loans are secured by properties located in our primary market area.

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

Land Development Loans. We originate loans to finance the development of land for agricultural purposes and for the development of commercial and residential properties. Land development loans are generally secured by vacant land and/or property that is in the process of improvement. At December 31, 2019, land development loans were $1.6 million, or 0.5% of our total loan portfolio, with no additional funds available to borrowers. The majority of these loans are secured by properties located in our primary market area.

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

At December 31, 2019, our largest land development loan had an outstanding balance of $1.6 million and was secured by agricultural land. At December 31, 2019, this loan was performing according to its original terms.

Commercial Lending. At December 31, 2019, we had $34.1 million of commercial loans, representing 10.9% of our total loan portfolio. We originate commercial loans and lines of credit secured by non-real estate business assets. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. These loans are generally originated to small businesses in our primary market area. Our commercial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the applicable treasury rate. We generally obtain personal guarantees with commercial loans.

At December 31, 2019, the average loan size of our outstanding commercial loans was approximately $120,000, and our largest outstanding commercial and industrial loan commitment was a $5.75 million loan to a financial/leasing company, which provides equipment financing, through leases and loans, to their customers in the technology, office, medical, manufacturing, construction and communication industries, among others. When the financial/leasing company enters into a loan or lease with their customer, they obtain the necessary funding from the Bank to fulfill their lease or loan commitment to their customer. The term of our advances are generally the same as the term the financial/leasing company provider to their customer. The Bank’s funding is secured by an assignment of the relevant lease or loan documents between the financial/leasing company and its customer. This commitment was performing in accordance with its repayment terms at December 31, 2019.

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

Consumer Lending. We offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2019, our consumer loan portfolio totaled $30.3 million, or 9.7% of our total loan portfolio. At December 31, 2019, $29.7 million of that amount, or 9.5% of our total loan portfolio, consisted of outstanding balances on home equity lines of credit, which lines of credit had $26.0 million available to draw. At December 31, 2019, we had $28,000 of unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such residential loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, on both a servicing-released and servicing-retained basis, with limited or no recourse, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the year ended December 31, 2019, we sold $112.8 million of one- to four-family residential real estate loans, of which $82.8 million were originated in 2019 and $29.4 million were originated prior to 2019. For the year ended December 31, 2018, we sold $56.0 million of one- to four-family residential real estate loans.

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

From time to time, we may purchase commercial real estate and commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2019, we had five loans totaling $7.7 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that PyraMax Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of PyraMax Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2019, based on the 15% limitation, PyraMax Bank’s loans-to-one-borrower limit was $6.0 million. On the same date, PyraMax Bank had no individual borrower with outstanding balances in excess of this amount.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our President and Chief Executive Officer has individual authorization to approve loans up to $2.0 million. Our Chief Credit Officer has individual authorization to approve loans up to $1.0 million. Our Vice President-Credit Administration has individual authorization to approve loans up to $500,000. Our Officers Loan Committee, which consists of our President, Chief Brand Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer, Vice President-Credit Administration and all commercial lenders, can approve loans up to $2.0 million in the aggregate. Loans in excess of $2.0 million require the approval of our Board of Directors, or, if exigent circumstances exist, the President and Chief Credit Officer may approve such loans if the Board of Directors is unavailable and such approval is based on a recommendation of the Chief Credit Officer and is subsequently approved by the Board of Directors.

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

From time to time, a loan applicant may not meet one or more of the loan policy or loan program requirements, resulting in a denial of the loan application. The loan officer may seek an exception, by providing detailed information to explain the policy/program exception along with other pertinent information. The following individuals have the authority to approve these requests with the indicated loan limits for commercial mortgage loans and consumer loans: the Board of Directors may approve loans with exceptions up to the legal lending limit of PyraMax Bank; the Officers Loan Committee and our President and Chief Executive Officers may approve loans with exceptions up to $2.0 million; and our Chief Credit Officer may approve loans with exceptions up to $1.0 million; Vice President-Credit Administration may approve loans with exceptions up to $500,000. Our Chief Brand Officer has the authority to approve exceptions on conforming mortgage loans up to the secondary market limits, however, the loan would still need to qualify for sale in the secondary market after granting the exception. Our Chief Brand Officer and Resolution Officer have exception authority for consumer loans with limits of $200,000 and $100,000, respectively.

Delinquencies and Non-Performing Assets

Delinquency Procedures for Owner Occupied One- to Four-Family Residential and Consumer Loans. When an owner-occupied residential real estate or consumer loan payment becomes 16 days past due, we contact the customer by mailing a late notice, and loan officers and/or members of our loan collection department may contact the customer. If a loan payment becomes 30 days past due, we mail an additional late notice, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes 90-120 days past due, at which point we would generally refer the loan for foreclosure proceedings unless management determines that it is in the best interest of PyraMax Bank to work further with the borrower to arrange a workout plan. The foreclosure process generally would begin when a loan becomes 120 days delinquent. From time to time we may accept deeds in lieu of foreclosure.

Delinquency Procedures for Commercial and Commercial Real Estate Loans. When a commercial loan or commercial real estate loan becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues to run past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. This information will be discussed with the Chief Credit Officer to determine the nature of the past due payment and, if necessary, to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. Depending on the circumstances, the lender and Chief Credit Officer may develop a plan to protect PyraMax Bank’s interest in the loan. If necessary, PyraMax Bank will engage an attorney to pursue further collection efforts.

Our High Risk Loan Committee, which consists of our President, Chief Credit Officer, Chief Financial Officer and Chief Lending Officer provides oversight of stressed commercial and retail loans to mitigate identified risks.

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	At December 31, 2019
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(In thousands)
Residential real estate loans	11	$1,059	5	$537
Commercial real estate and land development loans	—	—	1	180
Commercial loans	1	148	—	—
Consumer loans	2	13	—	—

Total	21	$1,220	2	$717

	At December 31,
	2018				2017
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(In thousands)
Residential real estate loans	12	$1,470	1	$91	22	$2,156	5	$56
Commercial real estate and land development loans	-	--	1	303	1	6	1	303
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	8	217	1	13	22	537	5	125

Total	20	$1,687	3	$407	45	$2,699	11	$484

Non-performing Loans. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Non-accrual loans increased to $2.0 million, or 0.64% of total loans, at December 31, 2019 from $1.6 million, or 0.42% of total loans, at December 31, 2018 and $1.9 million, or 0.57% of total loans, at December 31, 2017. The increase in non-accrual loans was due to an increase in non-accrual loans in the residential real estate loan category.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and PyraMax Bank grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2019.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2019, we had $597,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure as of December 31, 2019. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2019, we had $446,000 in accruing troubled debt restructurings.

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans: (1)
Residential real estate loans	$1,690	$1,066	$1,128	$1,681	$3,136
Commercial loans	180	319	335	826	1,510
Consumer loans	143	170	424	489	7

Total	2,013	1,555	1,887	2,996	4,653

Accruing loans past due 90 days or more:
Residential real estate loans	—	—	—	—	—
	—
Total	—	—	—	—	—

Total non-performing loans	2,013	1,555	1,887	2,996	4,653
Other real estate owned	—	—	—	-	5

Total non-performing assets	$2,013	$1,555	$1,887	$2,996	$4,658

Troubled debt restructurings (accruing):
Residential real estate loans	$218	$459	$483	$395	$403
Commercial loans	228	—	246	427	441
Consumer loans	—	—	—	—	—

Total troubled debt restructurings (accruing)	$446	$459	$729	$822	$844

Total troubled debt restructurings (accruing) and total non-performing assets	$2,459	$2,014	$2,616	$3,818	$5,502

Total non-performing loans to total loans	0.64%	0.42%	0.57%	0.95%	1.47%
Total non-performing loans to total assets	0.47%	0.32%	0.40%	0.67%	1.09%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.57%	0.42%	0.56%	0.85%	1.29%

(1)Non-accrual loans at December 31, 2019 include $597,000 of troubled debt restructurings.

Interest income that would have been recorded for the twelve months ended December 31, 2019 had non-accruing loans been current according to their original terms amounted to $104,000. In addition, there was an immaterial amount of interest income that would have been recorded for the year ended December 31, 2019 had accruing troubled debt restructurings been current according to their original terms.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the twelve months ended December 31, 2019, one loan of $134,000 was transferred into foreclosed assets. During the twelve months ended December 31, 2018, no loans were transferred into foreclosed assets.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. For commercial loans, “substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable. For commercial loans, “doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

December 31, 2019	Pass	Watch and Special Mention	Substandard	Total

Real estate	$168,834	$4,418	$5,630	$178,882
Land development	––	1,623	––	1,623
Other	27,522	5,517	1,033	34,072
Total	$196,356	$11,558	$6,663	$214,577

December 31, 2018	Pass	Watch and Special Mention	Substandard	Total
Real estate	$186,303	$4,403	$939	$191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508
Total	$212,400	$10,537	$1,403	$224,340

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015

Allowance for loan losses at beginning of period	$3,262	$3,093	$3,008	$3,087	$3,741
Provision (credit) for loan losses	(1,032)	—	—	—	(684)
Charge-offs:
Residential real estate loans	83	—	—	89	218
Commercial loans	214	1	—	114	—
Consumer loans	230	123	37	113	45
Total charge-offs	566	124	37	316	263
Recoveries:
Residential real estate loans	5	4	22	51	10
Commercial loans	223	80	24	45	119
Consumer loans	108	209	76	141	164
Total recoveries	336	293	122	237	293
Net charge-offs (recoveries)	230	(169)	(85)	79	(30)
Allowance for loan losses at end of period	$2,000	$3,262	$3,093	$3,008	$3,087
Allowance for loan losses to non-performing loans at end of period	99.35%	209.77%	163.90%	100.39%	66.35%
Allowance for loan losses to total loans outstanding at end of period	0.64%	0.88%	0.93%	0.95%	0.97%
Net charge-offs (recoveries) to average loans outstanding during period	0.07%	(0.05)%	(0.03%)	0.03%	(0.01%)

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

	At December 31,
	2019			2018
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$573	28.7%	21.6%	$1,250	38.3%	29.6%
Commercial	1,235	61.7	68.7	1,448	44.4	60.2
Consumer	192	9.6	9.7	564	17.3	10.2

Total allocated allowance	2,000	100.0%	100.0%	3,262	100.0%	100.0%

Unallocated	—			—

Total	$2,000			$3,262

	At December 31,
	2017			2016			2015
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$1,246	40.3%	32.8%	$1,242	40.7%	34.5%	$1,262	40.9%	37.0%
Commercial	1,369	44.2	53.8	1,345	44.7	50.8	1,414	45.8	47.8
Consumer	478	15.5	13.4	439	14.6	14.7	411	13.3	15.2

Total allocated allowance	3,093	100.0%	100.0%	3,008	100.0%	100.0%	3,087	100.0%	100.0%

Unallocated	—			—			—

Total	$3,093			$3,008			$3,087

At December 31, 2019, our allowance for loan losses represented 0.64% of total loans and 99.35% of non-performing loans, and at December 31, 2018, our allowance for loan losses represented 0.88% of total loans and 209.77% of non-performing loans. There were $230,000, $(169,000) and $(85,000) in net loan charge-offs (recoveries) during the years ended December 31, 2019, 2018 and 2017, respectively.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019 or December 31, 2018.

The following table sets forth the amortized cost and fair value of our investment securities portfolio (excluding Federal Home Loan Bank of Chicago common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$9,779	$9,826	$11,348	$11,169	$20,545	$20,630
Government-sponsored mortgage-backed securities	56,975	57,034	52,363	50,375	61,218	60,024
Corporate collateralized mortgage obligations	284	289	410	410	696	702
Asset-backed securities (1)	2,484	2,465	3,530	3,531	4,835	4,832
Corporate bonds	—	—	---	---	1,495	1,516
Certificates of deposit	1,707	1,761	249	246	1,246	1,251

Total	$71,229	$71,375	$67,900	$65,731	$90,035	$88,955

(1)Asset-backed securities are comprised of pools of student loans.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2019. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal tax rate of 27.1%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$328	2.00%	$5,208	2.43%	$2,912	2.31%	$1,330	2.71%	$9,779	$9,826	2.42%
Government-sponsored mortgage-backed securities	1,661	1.74%	41,075	2.34%	10,474	2.64%	3,766	2.53%	56,975	57,034	2.39%
Corporate collateralized mortgage obligations	—	—%	98	4.32%	137	4.75%	48	4.75%	284	289	4.04%
Asset-backed securities	—	—%	2,484	2.81%	—	—%	—	—%	2,484	2,465	2.81%
Certificates of deposit	250	2.46%	1,208	2.73%	250	2.92%	—	—%	1,707	1,761	2.72%

Total	$2,239	1.86%	$50,073	2.39%	$13,773	2.60%	$5,144	2.60%	$71,229	$71,375	2.42%

Obligations of State and Political Subdivision (“Municipal”) Securities. At December 31, 2019, we had municipal securities totaling $9.8 million, which constituted 13.8% of our securities portfolio. Our current municipal securities have a weighted average maturity of 5.07 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Government-sponsored Mortgage-Backed Securities. At December 31, 2019, we had government-sponsored mortgage-backed securities totaling $57.0 million, which constituted 79.8% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Corporate Collateralized Mortgage Obligations. At December 31, 2019, we had corporate collateralized mortgage obligations totaling $289,000, which constituted 0.4% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Asset-backed Securities. At December 31, 2019 we had asset-backed securities comprised of pools of student loans totaling $2.5 million, which constituted 3.5% of our securities portfolio. All of our asset-backed securities are investment grade and have interest rates tied to an index (“LIBOR”).

Certificates of Deposit. At December 31, 2019, we had certificates of deposit totaling $1.8 million, which constituted 2.5% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $913,000 at December 31, 2019. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2019, our balance in bank-owned life insurance totaled $13.1 million and was issued by two insurance companies, each of which was rated AA+ by Standard & Poors.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2019, our core deposits, which are deposits other than certificates of deposit, were $202.2 million, representing 58.7% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.

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

Our strategy is to not be the market leader in overall pricing for deposits. We find it more profitable to concentrate on specific special rate and term accounts, which allows us to add accounts without impacting our overall liability costs for existing accounts. We concentrate on odd-month, longer term certificates and larger minimum balance non-maturity deposits to generate new funds. Additionally, we have an established Treasury Management department, which concentrates on gathering deposits from both existing commercial loan clients and new commercial prospects. We anticipate that Treasury Management activities will continue to have a positive impact on lower cost deposits and will aid in retaining full service clients.

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2019			2018			2017
	Amount	Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate
			(Dollars in thousands)
Noninterest-bearing checking accounts	$62,768	18.21%	0.00%	$85,988	21.17%	0.00%	$62,817	16.14%	0.00%
NOW accounts	25,432	7.38%	0.23%	25,556	6.29%	0.19%	26,649	6.85%	0.12%
Money market accounts	65,999	19.15%	1.12%	59,071	14.55%	0.68%	55,016	14.13%	0.33%
Savings accounts	47,981	13.92%	0.13%	53,245	13.11%	0.13%	58,566	15.04%	0.10%
Certificates of deposit	142,416(1)	41.34%	2.08%	182,277	44.88%	1.68%	186,243	47.84%	1.41%

Total	$344,596	100.0%	1.11%	$406,137	100.0%	0.88%	$389,291	100.0%	0.74%

(1)Of this amount, $29,597 were brokered certificates of deposit.

The following tables indicate the amount of jumbo certificates of deposit by time (excluding brokered certificates of deposit) remaining until maturity at December 31, 2019. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Dollar Amount
(Dollars in thousands)
At December 31, 2019:
Three months or less	$8,893
Over three through six months	16,191
Over six through twelve months	24,467
Over twelve months	6,456

Total	$56,007

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2019, we had $17.6 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2019 the Company’s available and unused portion of this borrowing agreement totaled $107.0 million, although we may access additional advances if we purchase additional Federal Home Loan Bank of Chicago capital stock.

Additionally, at December 31, 2019 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2019, as well as a line of credit at the Federal Reserve.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	Year Ended December 31,
	2019	2018	2017
		(Dollars in thousands)
Maximum balance outstanding at any month-end during period	$42,657	$ 50,388	$ 64,922
Average balance outstanding during period	$17,376	$35,900	$38,635
Weighted average interest rate during period	1.68%	1.51%	1.21%
Balance outstanding at end of period	$17,623	$30,010	$34,693
Weighted average interest rate at end of period	1.46%	1.66%	1.34%

Subsidiary and Other Activities

PyraMax Bank, FSB is the wholly owned subsidiary of the Company, which in turn has a wholly owned subsidiary, PyraMax Insurance Services LLC.

Expense and Tax Allocation

PyraMax Bank entered into an agreement on January 8, 2019 with the Company to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, PyraMax Bank and the Company entered into an agreement on January 8, 2019 to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2019, we had 104 full-time and 108 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

TAXATION

PyraMax Bank, PyraMax Insurance Services LLC, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, Inc. are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to 1895 Bancorp of Wisconsin, MHC, the Company, PyraMax Bank and PyraMax Insurance Services LLC.

The Company is no longer subject to federal tax examinations for years before 2016 and state tax examinations before 2015.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Company and PyraMax Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. The Company and PyraMax Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, PyraMax Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Net Operating Loss Carryovers. Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. At December 31, 2019, the Company had a federal net operating loss carryover of $14.3 million that will begin to expire in 2029.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, the Company had no capital loss carryovers.

Corporate Dividends. The Company may generally exclude from its income 100% of dividends received from PyraMax Bank as a member of the same affiliated group of corporations.

State Taxation

The Company is subject to the Wisconsin corporate franchise (income) tax. Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of the Company’s consolidated income tax group, which will include PyraMax Bank and PyraMax Bank Insurance Services, LLC.

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2019, the Company had Wisconsin net operating loss carryover of $24.5 million that will begin to expire in 2022.

REGULATION AND SUPERVISION

General

As a federal savings bank, PyraMax Bank is subject to examination, supervision and regulation, primarily by the Office of the Comptroller of the Currency, and, secondarily, by the FDIC as deposits insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which PyraMax Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies. That includes with respect to the classification of assets and the establishment of loan loss reserves for regulatory purposes.

PyraMax Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, PyraMax Bank is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System. PyraMax Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of PyraMax Bank’s loan documents.

As a savings and loan holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to PyraMax Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on PyraMax Bank and the Company. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company, PyraMax Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, PyraMax Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. PyraMax Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for PyraMax Bank, including real estate investment and securities and insurance brokerage.

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Relief and Consumer Protection Act of 2018 which permits an eligible federal savings association with assets of 20.0 billion or less as of December 31, 2017 to elect to operate with the powers of authority of a national bank without converting to a national bank charter.  An association that makes the so-called “covered savings association” elections must divest any activities or investments that are not permitted for a national bank.  Pyramax Bank had not made such an election as of December 31, 2019.

Examinations and Assessments. PyraMax Bank is primarily supervised by the Office of the Comptroller of the Currency. PyraMax Bank is required to file reports with and is subject to periodic examination by the Office of the Comptroller of the Currency. PyraMax Bank is required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). PyraMax Bank did exercise the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At December 31, 2019, PyraMax Bank’s capital exceeded all applicable requirements including the applicable capital conservation buffer. See “Historical and Pro Forma Regulatory Capital Compliance.”

Legislation enacted in May 2018 requires the federal banking agencies, including the Office of the Comptroller of the Currency, to establish for qualifying institutions with assets of less than $10 billion of assets an elective “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The optional “community bank leverage ratio” was established at 9% tier 1 capital to average total assets and was effective January 1, 2020.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2019, PyraMax Bank was in compliance with the loans-to-one borrower limitations.

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

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a federal savings bank that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date that a federal savings bank is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings bank that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings bank’s assets at the time it was deemed to be undercapitalized by the Office of the Comptroller of the Currency or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2019, PyraMax Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

An institution which elects and complies with the “community bank leverage ratio” framework is considered “well-capitalized.”

Qualified Thrift Lender Test. As a federal savings bank, PyraMax Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, PyraMax Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Alternatively, PyraMax Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, PyraMax Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as PyraMax Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. PyraMax Bank received an “Outstanding” Community Reinvestment Act rating in its most recent federal evaluation.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as PyraMax Bank. The Company is an affiliate of PyraMax Bank because of its control of PyraMax Bank. In general, certain transactions between an insured depository institution and its affiliates are subject to quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets from an affiliate and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

PyraMax Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of PyraMax Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by PyraMax Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution to the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $50,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $2.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as PyraMax Bank. Deposit accounts in PyraMax Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Effective July 1, 2016, the FDIC adopted changes to its assessment system. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.35%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings banks to 1.5 basis points to 30 basis points.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of PyraMax Bank. PyraMax Bank cannot predict what assessment rates will be in the future.

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

Federal Home Loan Bank System. PyraMax Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, PyraMax Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2019, PyraMax Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by PyraMax Bank are subject to state usury laws and federal laws concerning interest rates. PyraMax Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of PyraMax Bank also are subject to the:

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

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. The Company and 1895 Bancorp of Wisconsin, MHC are savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, the Company and 1895 Bancorp of Wisconsin, MHC are registered with the Federal Reserve Board and subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company, 1895 Bancorp of Wisconsin, MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of the Company and 1895 Bancorp of Wisconsin, MHC are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, and for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. The Company and 1895 Bancorp of Wisconsin, MHC have not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including the Company and 1895 Bancorp of Wisconsin, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings bank or savings and loan holding company, without prior Federal Reserve Board approval. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and increased the threshold for the exception from $500 million of consolidated assets to $1.0 billion, effective May 15, 2015. Legislation in 2018 directed the Federal Reserve Board to expand the applicability of the exception to holding companies of up to $3.0 billion of consolidated assets. As a result, holding companies with less than $3.0 billion of consolidated assets are generally not subject to the regulatory capital requirements unless otherwise directed by the Federal Reserve.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by 1895 Bancorp of Wisconsin, MHC. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to 1895 Bancorp of Wisconsin, MHC, unless 1895 Bancorp of Wisconsin, MHC elects to waive the receipt of dividends. Under the Dodd-Frank Act, 1895 Bancorp of Wisconsin, MHC must receive the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the savings bank and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous twelve months. In addition, for a “non-grandfathered” mutual holding company such as 1895 Bancorp of Wisconsin, MHC, each officer or director of the Company and PyraMax Bank, and any tax-qualified stock benefit plan or non-tax-qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply, must waive the right to receive any such dividend declared. In addition, any dividends waived by 1895 Bancorp of Wisconsin, MHC must be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.   Risk Factors

The recent global coronavirus outbreak may pose risks and could harm business and results of operations of  the Company.

In December 2019, a coronavirus (“COVID-19”) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak on businesses of the Company, and there is no guarantee that efforts by the Company to address the adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

The ultimate risk posed by coronavirus remains highly uncertain; however, reports as of the date of this proxy statement/prospectus suggest that COVID-19 spreads more quickly and has a higher mortality rate than flu-like epidemics of the recent past. COVID-19 therefore poses a material risk to the business, financial condition and results of operations of the Company and potentially could create risks for the Company, including:

•     risks to the capital markets that may impact the performance of our investment securities portfolio;

•     effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•     declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company;

•     declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and

•     increasing or protracted volatility in the price of the Company’s common stock.

These factors, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect the value of the Company. If the Company is unable to recover from a business disruption on a timely basis, the Company's business and financial conditions and results of operations could be adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2019, commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied loans) totaled $180.5 million, or 57.8% of our loan portfolio, and commercial loans (which includes commercial and industrial loans) totaled $34.1 million, or 10.9% of our loan portfolio. Of this aggregate amount, we had $69.4 million in non-owner occupied non-residential real estate, $59.4 million in multi-family residential real estate, $39.5 million in owner occupied non-residential real estate, $9.7 million in non-owner occupied residential real estate, $904,000 in commercial real estate construction loans, and $1.6 million in commercial land development loans. We intend to increase originations of these types of loans.

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

Our commercial real estate loan portfolio has decreased to $180.5 million, or 57.8% of total loans, at December 31, 2019 from $193.8 million, or 52.0% of total loans, at December 31, 2018. We intend to continue our emphasis on originating commercial real estate and commercial loan originations. Many of these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2019 represents more than 300% of total capital. Owner occupied commercial real estate totals 67.4% of total capital, while non-owner occupied commercial real estate totals an additional 118.2% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and brokered certificates of deposit. As of December 31, 2019, brokered deposits, represented approximately 8.6% of our total deposits. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Additionally, we are regulated by the Office of the Comptroller of the Currency, which requires us to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.

Our cost of operations is high relative to our revenues.

The cost of generating our income is measured by our efficiency ratio (the ratio of non-interest expense to the sum of net interest income and non-interest income). Our efficiency ratio was 97.3%, 101.7% and 112.2% for the years ended December 31, 2019, 2018 and 2017, respectively. Our efficiency ratio lags our peer group as our competitors for loans and deposits are often larger banks who can offer very competitive terms to originate and retain commercial real estate and commercial loans, as well as very competitive rates on deposit products. Additionally, our interest expense is higher than our peer group as our sources of funding tend to rely on higher-cost brokered certificates of deposit and Federal Home Loan Bank (“FHLB”) advances more than our competitors. We have also had a series of significant one-time expenses over the last several years, including core data processing conversion, branch sale costs and expenses related to our self-insured healthcare coverage.

We face additional risks due to our mortgage banking activities that could negatively impact net income and liquidity.

We sell the majority of the fixed-rate conforming and eligible jumbo one-to four-family residential real estate loans that we originate. The sale of these loans generates noninterest income and are a source of liquidity for the Company. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers and we could be forced to repurchase such loans or pay other damages.

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

Moreover, a significant decline in general local, regional or national economic conditions caused by inflation, recession, pandemic, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions, disrupt our business and negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Additionally, the emergence of widespread health emergencies or pandemics, such as the potential spread of coronavirus, could lead to quarantines, business shutdowns, increases in unemployment, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2019, 70.2% of our loan portfolio consisted of fixed-rate loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets, liabilities and equity (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. As of December 31, 2019, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience an 11.3% decrease in EVE. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of 1895 Bancorp of Wisconsin, Inc.—Management of Market Risk.”

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

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business of 1895 Bancorp of Wisconsin, Inc.—Market Area” and “—Competition.”

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

PyraMax Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and 1895 Bancorp of Wisconsin, Inc. is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of PyraMax Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, PyraMax Bank’s ability to pay dividends to the Company will be limited if it does not have the capital conservation buffer required by the capital rules, which may further limit the Company’s ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The cost of additional finance and accounting systems, procedures, compliance and controls in order to satisfy public company reporting requirements will increase our expenses.

The obligations associated with being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

Our common stock is quoted on the Nasdaq Capital Market under the symbol “BCOW”. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. In addition, our public “float,” which is the total number of our outstanding shares less the shares held by 1895 Bancorp of Wisconsin, MHC, our employee stock ownership plan and our directors and executive officers, is likely to be quite limited. As a result, it is unlikely that an active trading market for the common stock will develop or that, if it develops, it will continue.

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

We also adopted a stock-based benefit plan, under which participants may be awarded shares of restricted common stock (at no cost to them) and/or options to purchase shares of our common stock. Under federal regulations, we are authorized to grant awards of stock or options under a stock-based benefit plan in an amount up to 25% of the shares of common stock held by persons other than 1895 Bancorp of Wisconsin, MHC. The number of shares of common stock or options granted under any initial stock-based benefit plan may not exceed 1.96% and 4.90%, respectively, of our total outstanding shares, including shares issued to 1895 Bancorp of Wisconsin, MHC and contributed to the charitable foundation. The shares of restricted common stock granted under the stock-based benefit plan will be expensed by us over their vesting period based on the fair market value of the shares on the date they are awarded and may lead to a reduction to stockholders’ equity. We will generally recognize as an expense in our income statement the grant-date fair value of stock options as such options vest. When we record an expense related to the grant of options using the fair value method, we will incur significant compensation and benefits expense.

The implementation of a stock-based benefit plan may dilute your ownership interest.

We adopted a stock-based benefit plan, following shareholder approval that will be funded through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. Public stockholders would experience a reduction in ownership interest totaling 6.31% in the event newly issued shares are used to fund stock options and restricted stock awards in an amount equal to 4.90% and 1.96%, respectively, of the total shares issued in the mutual holding company reorganization and stock offering (including shares issued to 1895 Bancorp of Wisconsin, MHC and the charitable foundation).

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

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

As of December 31, 2019, the net book value of our real properties, including land, was $5.2 million. The following is a list of our offices:

Location	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2019
	(Dollars in thousands)
Corporate Office:
7001 West Edgerton Avenue Greenfield, WI 53220	1980	23,186	Owned	N/A	$2,075
Branch Offices:
9000 West Drexel Avenue Franklin, WI 53132	2004	3,930	Owned	N/A	755
1150 Washington Street Grafton, WI 53024	2016	5,700	Leased	3/31/2021	—
405 Rivercrest Court Mukwonago, WI 53149	1999	3,097	Owned	N/A	463
1015 Marquette Avenue South Milwaukee, WI 53172	1972	3,942	Owned	N/A	560
1500 East Moreland Avenue Waukesha, WI 53186	1969	4,546	Owned	N/A	1,386

Total					$5,239

On December 31, 2019, we closed our leased branch office located at 318 North Water Street, Milwaukee, Wisconsin. We also closed our owned branch office located at 8001 West National Avenue, West Allis, Wisconsin effective December 31, 2019.

ITEM 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.   Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BCOW.” The approximate number of holders of record of the Company common stock as of March 30, 2020, was 350. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company does not currently pay cash dividends on its common stock. Dividend payments by the Company are dependent on dividends it receives from PyraMax Bank, because the Company has no source of income other than dividends from PyraMax Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company and interest payments with respect to the Company’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

Securities Authorized for Issuance Under Equity Compensation Plans. None.

On January 31, 2020, the Board of Directors of 1895 Bancorp of Wisconsin, Inc. (the “Company”) adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 109,725 shares of its common stock, or approximately 5% of the current outstanding shares (excluding shares held by 1895 Bancorp of Wisconsin, MHC), and is subject to regulatory non-objection.

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

•

Continue to increase core deposits, with an emphasis on low cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts and statement savings. In particular, our Treasury Management unit focuses on generating and retaining business deposits, which assists in generating fee income. Core deposits have decreased to $202.2 million at December 31, 2019, from $223.9 million at December 31, 2018.

•

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our non-performing assets to total assets ratio was 0.47% at December 31, 2019, compared to 0.32% at December 31, 2018 and 0.40% at December 31, 2017. At December 31, 2019, the majority of our non-performing assets were related to residential real estate.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 16 of the Financial Statements “Fair Value.”

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

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets were $428.0 million at December 31, 2019, a decrease of $53.1 million, or 11.0%, when compared to total assets of $481.1 million at December 31, 2018. The decrease was primarily due to a decrease in net loans of $59.2 million for the year ended December 31, 2019. This decrease in net loans was partially offset by an increase in available for sale securities of $5.6 million for the same period.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.8 million, or 47.8%, to $11.7 million at December 31, 2019, from $7.9 million at December 31, 2018. This increase was primarily due to a decrease of $59.2 million in loans and an increase in the amount of funds held at the Federal Reserve Bank. The decrease in loans was partially offset by a net decrease in deposits of $61.5 million at December 31, 2019.

Available for sale securities. Available for sale securities increased $5.7 million, or 8.6%, to $71.4 million at December 31, 2019, from $65.7 million at December 31, 2018. The increase was primarily due to PyraMax Bank purchasing $13.9 million of available for sale securities during the year ended December 31, 2019, which was partially offset by maturities, prepayments and calls of available for sale securities totaling $10.3 million over the same period. Net unrealized losses on available for sale securities decreased $2.3 million, or 106.8%, to a net unrealized gain position of $147,000 at December 31, 2019, from a $2.2 million net unrealized loss position at December 31, 2018.

Loans held for sale. Loans held for sale decreased $86,000, or 11.2%, to $685,000 at December 31, 2019, from $771,000 during December 31, 2018. This change was due to normal fluctuations in the timing of origination and delivery of residential mortgage loans which were originated for sale into the secondary market. Originations of residential mortgage loans held for sale increased $56.2 million, or 100.4%, to $112.1 million during December 31, 2019, from $55.9 million during December 31, 2018. Of the $112.1 million in originations, $82.8 million were originated in 2019 and $29.3 million were originated prior to 2019 and transferred to loans held for sale. Proceeds from the sale of residential mortgage loans held for sale increased $56.8 million, or 101.3%, to $112.8 million during December 31, 2019, from $56.0 million during December 31, 2018.

Net loans. Net loans decreased $59.2 million, or 16.0%, to $310.7 million at December 31, 2019, from $369.8 million at December 31, 2018. The change is primarily due to net decreases in commercial real estate, residential real estate and other consumer loans, partially offset by a net increase in other commercial loans. Commercial real estate loans decreased $13.3 million, or 6.9%, to $180.5 million at December 31, 2019, from $193.8 million at December 31, 2018, while other commercial loans increased $3.6 million, or 11.8%, to $34.1 million at December 31, 2019, from $30.5 million at December 31, 2018.

Total residential real estate loans, including residential real estate first mortgage and construction loans, decreased $42.7 million, or 38.8%, to $67.5 million at December 31, 2019, from $110.2 million at December 31, 2018. Included in this decrease was a transfer of $29.3 million of residential real estate first mortgage loans originated prior to 2019 to loans held for sale. Total consumer loans, including home equity loans and lines of credit as well as other consumer loans, decreased $7.8 million, or 20.4%, to $30.3 million at December 31, 2019, from $38.1 million at December 31, 2018.

During the year ended December 31, 2019, volumes of loan originations were as follows:  $77.6 million in commercial real estate and other commercial loans, a decrease of $34.4 million from the $112 million in originations of these loan types during the year ended December 31, 2018; $96.1 million in total residential real estate loans, an increase of $23.4 million over the $72.7 million in originations of these loan types during the year ended December 31, 2018; $7.3 million in total consumer and consumer real estate loans, a decrease of $5.2 million from the $12.5 million in originations of these loan types during the year ended December 31, 2018.

Loans purchased as of December 31, 2019 totaled $7.7 million, a decrease of approximately $100,000, or 1.6%, from the $7.8 million of loans purchased as of December 31, 2018. Loans purchased during the years ended December 31, 2019 and 2018 were commercial real estate and other commercial loans. The Bank’s strategy is to grow the loan portfolio organically, as opposed to regularly purchasing loans from other financial institutions.

Deposits. Deposits decreased $61.5 million, or 15.2%, to $344.6 million at December 31, 2019, from $406.1 million at December 31, 2018. Core deposits decreased $21.7 million, or 9.7%, to $202.2 million at December 31, 2018, from $223.9 million at December 31, 2018. The change was primarily due to decreases in non-interest bearing checking accounts, statement savings accounts and certificates of deposit. Non-interest bearing checking accounts decreased $23.2 million, or 27.0%, to $62.8 million at December 31, 2019, from $86.0 million at December 31, 2018. Statement savings accounts decreased $5.3 million, or 9.9%, to $48.0 million at December 31, 2019, from $53.2 million at December 31, 2018. Certificates of deposit decreased $39.9 million, or 21.9%, to $142.4 million at December 31, 2019, from $182.3 million at December 31, 2018. These decreases were partially offset by an increase in money market accounts of $6.9 million, or 11.7%, to $66.0 million at December 31, 2019, from $59.1 million at December 31, 2018.

FHLB Advances. Borrowings, in the form of FHLB advances, decreased $12.4 million, or 41.3%, to $17.6 million at December 31, 2019, from $30.0 million at December 31, 2018. The decrease was primarily due to scheduled payments and maturities of FHLB advances.

Total Equity. Total equity increased $20.5 million, or 53.6%, to $58.7 million at December 31, 2019, from $38.2 million at December 31, 2018. The increase was primarily due to net proceeds of the stock offering completed January 8, 2019 of $20.0 million, and other comprehensive income of $1.7 million, related to net changes in unrealized gains/losses on available for sale securities as of and for the year ended December 31, 2019. The increase was partially offset by the purchase of common shares by the Employee Stock Ownership Plan for $1.8 million for the year ended December 31, 2019.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

Net Income. The Bank recorded net income of $449,000 for the year ended December 31, 2019, which represented an increase of $468,000 from the net loss of $19,000 recorded for the year ended December 31, 2018. The change was primarily due to a credit for loan losses of $1.0 million for the year ended December 31, 2019. This increase was partially offset by $218,000 decrease in net interest income, $289,000 increase in noninterest income, and $467,000 increase in noninterest expense for the year ended December 31, 2019. Changes in noninterest income were primarily related due to an increase in residential mortgage loan servicing income and net gain on sale of foreclosed assets. Changes in noninterest expense were primarily related to professional services and fees, as well as impairment losses on premises and equipment, data processing costs and salaries and employee benefits.

Interest and Dividend Income. Interest and dividend income increased $482,000, or 2.9%, to $17.2 million for the year ended December 31, 2019, from $16.8 million for the year ended December 31, 2018. This change resulted from $308,000, or 2.1%, increase in loan interest income for the year ended December 31, 2019, which was partially offset by $123,000, or 7.2%, decrease in interest income on taxable available for sale securities for the same period. The change was also a result of an increase in interest income on federal funds, as well as cash held at Federal Reserve Bank and FHLB, of $297,000, or 660.0%, to $342,000 for the year ended December 31, 2019, from $45,000 for the year ended December 31, 2018. The change in loan interest income resulted from an increase of the weighted average yield on the loan portfolio of 29 basis points, to 4.40% at December 31, 2019, from 4.11% at December 31, 2018. The change in interest income on taxable available for sale securities resulted from a $4.7 million, or 6.5%, decrease in average available for sale securities balances for the year ended December 31, 2019. The weighted average yield on the taxable available for sale securities portfolio decreased 2 basis points, to 2.37% at December 31, 2019, from 2.39% at December 31, 2018.

Average interest-earning assets decreased $7.3 million, or 1.7%, to $431.3 million for the year ended December 31, 2019, from $438.6 million for the year ended December 31, 2018. The weighted average yield on interest-earning assets increased 18 basis points, to 4.00% at December 31, 2019, from 3.82% at December 31, 2018.

Interest Expense. Interest expense increased $700,000, or 16.5%, to $4.9 million for the year ended December 31, 2019, from $4.2 million for the year ended December 31, 2018. This change resulted from $951,000, or 25.8%, increase in interest expense on interest-bearing deposits, offset by a $251,000, or 46.3%, decrease in interest expense on borrowed funds, for the year ended December 31, 2019. The change in interest expense on interest-bearing deposits primarily resulted from an increase in the weighted average cost of the interest-bearing deposit portfolio of 33 basis points, to 1.44% at December 31, 2019, from 1.11% at December 31, 2018. The change in interest expense on borrowed funds resulted from an $18.6 million, or 51.7%, decrease in average FHLB advance balances for the year ended December 31, 2019. The weighted average cost of FHLB advances increased 17 basis points, to 1.68% at December 31, 2019, from 1.51% at December 31, 2018.

Average interest-bearing liabilities decreased $28.5 million, or 7.6%, to $347.9 million for the year ended December 31, 2019, from $376.3 million for the year ended December 31, 2018. The weighted average cost of interest-bearing liabilities increased 30 basis points, to 1.42% at December 31, 2019, from 1.12% at December 31, 2018.

Net Interest Income. Net interest income decreased approximately $218,000, or 1.7%, to $12.3 million for the year ended December 31, 2019, from $12.5 million for the year ended December 31, 2018. This decrease was primarily due to a decrease in the volume of loans outstanding during the year.

Provision for Loan Losses. We recorded a credit to our provision for loan losses of $1.0 million during the year ended December 31, 2019. The credit in 2019 reflects recoveries received during the year and a continued improvement in the overall risk profile of our loan portfolio. During the year ended December 31, 2018, no provision was required based on management’s analysis of the allowance for loan losses.

Noninterest Income. Noninterest income increased $289,000, or 9.8%, for the year ended December 31, 2019. The change was primarily due to an increase in residential mortgage loan servicing income and net gain on sale of foreclosed assets. Residential mortgage loan servicing income increased by $241,000, or 34.1%, to $948,000 for the year ended December 31, 2019, from $707,000 for the year ended December 31, 2018. Net gain on the sale of foreclosed assets totaled $84,000 for the year ended December 31, 2019. There were no gains or losses on the sale of foreclosed assets for the year ended December 31, 2018. These increases were partially offset by the absence of net gains on sales of available for sale securities during 2019, compared to $67,000 for the year ended December 31, 2018.

Noninterest Expense. Noninterest expense increased $467,000, or 3.0%, to $16.1 million for the year ended December 31, 2019, from $15.7 million for the year ended December 31, 2018. The increase was due primarily to $588,000 in consulting fees incurred in connection with our reorganization and initial stock offering, as well as expenses associated with the establishment and funding of our charitable foundation during the year end December 31, 2019.

Income Taxes. Income tax benefit decreased by $168,000, or 94.9%, to $9,000 for the year ended December 31, 2019, from $177,000 for the year ended December 31, 2018. The change is primarily due to net decreases in federal tax refund and deferred taxes, for the year ended December 31, 2019. Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. As of December 31, 2019, the Bank had Federal tax loss carryforwards of $14.3 million that begin to expire in 2029 and State tax loss carryforwards of $24.5 million that begin to expire 2024.

As a result of the severe economic downturn that began in 2007, the Bank generated pre-tax losses totaling approximately $14.9 million from 2009 through 2011. As of December 31, 2011, the Bank had a Federal tax loss carryforward of $6.4 million and State tax loss carryforwards of $16.7 million. The Federal loss carryforwards were set to expire beginning in 2029 and the State loss carryforwards were set to expire beginning in 2024. Due to the significant amount of the loss carryforwards, management did not believe at that time that it was more likely than not that the net deferred tax assets would be fully recognized before they would expire, and therefore established a valuation allowance of approximately $3.7 million in 2011.

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

•	At the time the valuation allowance was reversed, management projected pre-tax taxable income for the years ending 2018, 2019, 2020 and 2021.

As a result of the above analysis, management felt that releasing the remaining valuation allowance was reasonable and appropriate.

•

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

	For the Years Ended December 31,
	2019			2018			2017
	Outstanding Average Balance	Interest and Dividends	Average Yield/Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$347,736	$15,305	4.40%	$364,346	$14,997	4.11%	$324,465	$13,076	4.03%
Securities available-for-sale	67,069	1,588	2.37%	71,750	1,711	2.39%	92,500	2,102	2.27%
Other interest-earning assets	16,523	342	2.07%	2,482	45	1.80%	7,849	78	0.99%

Total interest-earning assets	431,328	17,235	4.00%	438,578	16,753	3.82%	424,814	15,256	3.59%

Non-interest-earning assets	34,777			36,240			36,013

Total assets	$466,105			$474,818			$460,827

Interest-earning liabilities:
NOW accounts	$25,606	$59	0.23%	$27,394	$52	0.19%	$26,557	$31	0.12%
Money market accounts	64,095	715	1.12%	61,981	424	0.68%	59,266	179	0.30%
Savings accounts	50,452	66	0.13%	56,897	74	0.13%	60,052	61	0.10%
Certificates of deposit	182,636	3,802	2.08%	186,713	3,141	1.68%	173,587	2,622	1.51%

Total interest-bearing deposits	322,789	4,642	1.44%	332,985	3,691	1.11%	319,462	2,893	0.91%
Federal Home Loan Bank advances	17,376	291	1.68%	35,982	542	1.51%	38,635	468	1.21%
Other interest-bearing liabilities	7,687	—	—%	7,356	—	—%	7,137	—	—%

Total interest-bearing liabilities	347,852	4,933	1.42%	376,323	4,233	1.12%	365,234	3,361	0.92%

Non-interest-bearing deposits	65,915			57,866			52,576
Other non-interest-bearing liabilities	2,663			2,453			1,785

Total liabilities	416,430			436,642			419,598
Total stockholders’ equity	49,675			38,176			41,233

Total liabilities and stockholders’ equity	$466,105			$474,818			$460,831

Net interest income		$12,302			$12,520			$11,895

Net interest-earning assets(2)	$83,476			$62,255			$59,580

Interest rate spread(1)			2.58%			2.70%			2.67%
Net interest margin(3)			2.85%			2.86%			2.80%
Average interest-earning assets to average interest-bearing liabilities	124.00%			116.54%			116.31%

(1)Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(592)	$900	$308
Available-for-sale securities	(111)	(12)	(123)
Other	290	7	297

Total interest-earning assets	(413)	895	482

Interest-bearing liabilities:
NOW accounts	(3)	10	7
Money market accounts	15	276	291
Savings accounts	(9)	1	(8)
Certificates of deposit	(66)	727	661
Total deposits	(63)	1,014	951

Borrowings	(321)	70	(251)

Total interest-bearing liabilities	(384)	1,084	700

Change in net interest income	$(29)	$(189)	$(218)

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

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$9,904	(13.32)%
+300	10,391	(9.05)%
+200	10,875	(4.82)%
+100	11,198	(1.99)%
Level	11,426	—%
-100	11,542	1.02%

(1)Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of December 31, 2019, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$46,317	$(14,634)	(24.01)%
300	50,004	(10,947)	(17.96)%
200	54,085	(6,866)	(11.26)%
100	57,895	(3,056)	(5.01)%
—	60,951	—	—%
(100)	62,498	1,547	2.54%

(1)Assumes an instantaneous uniform change in interest rates at all maturities. (2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2019, in the event of a 100 basis point decrease in interest rates, we would have experienced a 2.54% increase in our EVE. In the event of a 200 basis point increase in interest rates at December 31, 2019, we would have experienced a 11.26% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2019, we had $17.6 million outstanding in advances from the Federal Home Loan Bank of. At December 31, 2019, we had $107.0 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at December 31, 2019, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2019.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was approximately $946,000 and ($683,000) for the years ended December 31, 2019 and December 31, 2018, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities and proceeds from maturing securities and pay downs on securities, was $58.1 million for the year ended December 31, 2019, primarily due to a net decrease of loans of $60.1 million. Net cash used in investing activities was $16.9 million for the year ended December 31, 2018, primarily due to net increase in loans of $38.6 million. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and FHLB advances, was ($55.2) million and $13.0 million for the years ended December 31, 2019 and December 31, 2018, respectively.

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

At December 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $46.3 million, or 10.7% of adjusted total assets, which is above the well-capitalized required level of $21.7 million, or 5.0%; and total risk-based capital of $48.3 million, or 14.1% of risk-weighted assets, which is above the well-capitalized required level of $34.2 million, or 10.0%.  There are no conditions or events since December 31, 2019 that management believes have changed the category.

The Company completed its stock offering in connection with the mutual holding company reorganization of PyraMax Bank on January 8, 2019. We sold 2,145,738 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $21.5 million, including 175,528 shares purchased by PyraMax Bank’s employee stock ownership plan. In connection with the reorganization, we also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, our federally-chartered mutual holding company.

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

The following tables present contractual obligations at December 31, 2019 and December 31, 2018.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At December 31, 2019:
Long-term debt obligations	$17,623	$39	$7,088	$102	$10,394
Operating lease obligations	113	93	20	—	—

Total	$17,736	$132	$7,108	$102	$10,394

At December 31, 2018:
Long-term debt obligations	$30,010	$22,386	$ 7,081	$ 95	$ 448
Operating lease obligations	325	224	101	--	—

Total	$30,335	$22,610	$ 7,182	$ 95	$ 448

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

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis.”

ITEM 8.   Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

(a)An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2019. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 has been audited by S.R. Snodgrass, P.C., an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at www.pyramaxbank.com under “Investor Relations – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

As of December 31, 2019, we did not have any compensation plans under which equity securities of the Company are authorized for issuance.

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

 PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2019 and 2018

(C)	Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019 and 2018

(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019 and 2018

(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

3.1	Charter of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

4.2	Description of the Company’s Securities

10.1

Form of Employment Agreement between PyraMax Bank and Richard Hurd (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

10.2

Form of 18-Month Agreement between PyraMax Bank and Certain Executive Officers (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

10.3

Employment Agreement between PyraMax Bank and Thomas K. Peterson (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

10.4	Non-Qualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

21	Subsidiaries

23	Consent of Wipfli LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 ITEM 16.   Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 Bancorp of Wisconsin, Inc.

Date: March 30, 2020	By:	/s/ Richard B. Hurd
Richard B. Hurd President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Hurd	President, Chief Executive Officer and Director (Principal Executive	March 30, 2020
Richard B. Hurd	Officer)

/s/ Richard J. Krier	Principal Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
Richard J. Krier

/s/ Darrell Francis	Chairman of the Board	March 30, 2020
Darrell Francis

/s/ Monica Baker	Senior Vice President and Director	March 30, 2020
Monica Baker

/s/ Joseph Murphy	Director	March 30, 2020
Joseph Murphy

/s/ James Spiegelberg	Director	March 30, 2020
James Spiegelberg

/s/ John Talsky	Director	March 30, 2020
John Talsky

/s/ Gary Zenobi	Director	March 30, 2020
Gary Zenobi

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 1895 Bancorp of Wisconsin, Inc.

Greenfield, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1895 Bancorp of Wisconsin, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ Wipfli LLP

We have served as the Company’s auditor since 2011.

March 27, 2020

Milwaukee, Wisconsin

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2019	2018
Assets
Cash and due from banks	$ 11,507	$ 7,782
Fed funds sold	200	141
Cash and cash equivalents	11,707	7,923

Available for sale securities, stated at fair value	71,375	65,731
Loans held for sale	685	771
Loans, net of allowance for loan and lease losses of $2,000 and $3,262, respectively	310,674	369,830
Premises and equipment, net	6,681	8,163
Mortgage servicing rights, net	2,172	2,103
Federal Home Loan Bank (FHLB) stock, at cost	913	1,261
Accrued interest receivable	963	1,106
Cash value of life insurance	13,085	13,400
Other assets	9,754	10,811
TOTAL ASSETS	$ 428,009	$ 481,099
Liabilities and Stockholders' Equity
Deposits	$ 344,596	$ 406,137
Advance payments by borrowers for taxes and insurance	1,681	1,240
FHLB advances	17,623	30,010
Accrued interest payable	385	372
Other liabilities	5,059	5,159
Total liabilities	369,344	442,918

Common stock, $0.01 par value, 90,000,000 shares authorized 4,876,677 issued and outstanding as of December 31, 2019	49	-
Additional Paid in Capital	19,981	-
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 168,507 shares as of December 31, 2019	(1,685)	-
Retained earnings	40,213	39,764
Accumulated other comprehensive income (loss), net of income taxes	107	(1,583)
Total stockholders' equity	58,665	38,181
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 428,009	$ 481,099

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$ 15,305	$ 14,997
Securities, taxable	1,588	1,711
Other	342	45
Total interest and dividend income	17,235	16,753

Interest expense:
Interest-bearing deposits	4,642	3,691
Borrowed funds	291	542
Total interest expense	4,933	4,233

Net interest income	12,302	12,520
Provision (credit) for loan losses	(1,032)	-
Net interest income after provision for loan losses	13,334	12,520

Noninterest income:
Service charges and other fees	856	875
Loan servicing	948	707
Net gain on sale of loans	715	707
Net gain on sale of securities	-	67
Increase in cash value of insurance	399	404
Death benefit gain	158	120
Net gain on sale of foreclosed assets	84	-
Other	68	59
Total noninterest income	3,228	2,939

Noninterest expense:
Salaries and employee benefits	9,571	9,505
Advertising and promotions	199	121
Data processing	795	744
Occupancy and equipment	1,726	1,646
FDIC assessment	84	388
Other	3,747	3,251
Total noninterest expense	16,122	15,655

Income (loss) before income taxes	440	(196)
Credit for income taxes	(9)	(177)
Net income (loss)	$ 449	$ (19)
Earnings per share:
Basic	$ 0.10	$ N/A
Diluted	$ 0.10	$ N/A
Average common shares outstanding:
Basic	4,703,782	NA
Diluted	4,703,782	NA

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2019	2018
Net income (loss)	$ 449	$ (19)
Other comprehensive income (loss):
Unrealized holding gains (losses) gains arising during the period	2,315	(1,022)
Reclassification adjustment for gains realized in net income	-	(67)
Other comprehensive income (loss), before tax effect	2,315	(1,089)
Tax effect of other comprehensive income (loss) items	625	(295)
Other comprehensive income (loss), net of tax	1,690	(794)
Comprehensive income (loss)	$ 2,139	$ (813)

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock	Additional Paid In Capital	Unallocated Common Stock ESOP	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2017	$ -	$ -	$ -	$ 39,783		$ (789)	$ 38,994
Net loss	-	-	-	(19)		-	(19)
Other comprehensive loss	-	-	-	-		(794)	(794)
Balance, December 31, 2018	$ -	$ -	$ -	$ 39,764		$ (1,583)	$ 38,181
Net income	-	-	-	449		-	449
Other comprehensive income	-		-	-		1,690	1,690
Net proceeds of offering	49	19,980	-	-		-	20,029
Purchase of ESOP Shares	-	-	(1,755)	-		-	(1,755)
ESOP shares committed to be released (7,021 shares)	-	1	70	-		-	71
Balance, December 31, 2019	$ 49	$ 19,981	$ (1,685)	$ 40,213	#	$ 107	$ 58,665

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$ 449	$ (19)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Credit for loan losses	(1,032)	-
Depreciation	695	663
Net amortization of investment securities	264	331
Net (gain) loss on disposal of premises and equipment	(96)	22
Write-down on premises and equipment	90	-
Deferred income taxes	20	220
Net gain on sale and of foreclosed assets	(103)	-
Net gain on sale of available for sale securities	-	(67)
Originations of mortgage loans held for sale	(112,070)	(55,882)
Proceeds from sales of mortgage loans held for sale	112,872	56,035
Net gain on sale of mortgage loans held for sale	(716)	(707)
ESOP compensation	71	-
Net change in cash value of life insurance	(399)	(404)
Gain on death benefit	(158)	(120)
Changes in operating assets and liabilities:
Mortgage servicing rights	(69)	167
Accrued interest receivable and other assets	1,215	(1,455)
Accrued interest payable and other liabilities	(87)	533
Net cash provided by (used in) operating activities	946	(683)
Cash flows from investing activities
Proceeds from sales of available for sale securities	-	14,392
Maturities, prepayments and calls of available for sale securities	10,308	7,479
Purchase of available for sale securities	(13,901)	-
Net decrease (increase) in loans	60,054	(38,624)
Net proceeds from sales of premises and equipment	801	-
Capital expenditures for premises and equipment	(668)	(1,187)
Proceeds from life insurance policies	872	856
Net decrease in FHLB stock	348	175
Proceeds from sales of foreclosed assets	237	-
Net cash provided by (used in) investing activities	58,051	(16,909)
Cash flows from financing activities
Net (decrease) increase in deposits	(61,541)	16,846
Net increase in advance payments by borrowers for taxes and insurance	441	855
Proceeds from stock offering	20,029	-
Purchase of ESOP shares	(1,755)	-
Proceeds from the issuance of FHLB advances	10,000	-
Principal payments on FHLB advances	(22,387)	(4,683)
Net cash (used in) provided by financing activities	(55,213)	13,018
Net increase (decrease) in cash and cash equivalents	3,784	(4,574)
Cash and cash equivalents at beginning of year	7,923	12,497
Cash and cash equivalents at end of year	$ 11,707	$ 7,923
Supplemental cash flow information:
Cash paid during the year for interest	$ 4,920	$ 4,021
Cash paid (received) during the year for income taxes	(209)	-
Loans transferred to loans held for sale	29,360	-
Loans transferred to foreclosed assets	134	-
Bank premises transferred to other assets	660	-
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies

Organization

1895 Bancorp of Wisconsin, Inc. (the “Company”) was formed in January 2019 to serve as the mid-tier stock holding company for PyraMax Bank, FSB (the “Bank”) upon the reorganization of the Bank into the two-tier mutual holding company structure. The reorganization was completed on January 8, 2019. Prior to January 8, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited consolidated financial statements and other financial information contained in these consolidated financial statements relate solely to the Bank for periods prior to January 8, 2019.

On January 8, 2019, PyraMax Bank, FSB (the “Bank”) converted to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to the Company, which sold 2,145,738 shares of common stock to the public at $10.00 per share, including 175,528 shares purchased by the Bank’s employee stock ownership plan (“ESOP”). In connection with the reorganization, the Company also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, the federally-chartered mutual holding company.

The cost of the reorganization and the issuing of the common stock totaling $1,816 were deferred and deducted from the sales proceeds of the offering.

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

Jumpstart Our Business Startups Act

The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering.

As an “emerging growth company,” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values of securities, the fair values of financial instruments, mortgage servicing rights, and the valuation of deferred income tax assets.

Revenue Recognition

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

The Company completed its overall assessment of revenue streams and related contracts affected by the Topic 606 guidance. The majority of the Company’s revenue-generating transactions are not subject to Topic 606, including all interest and dividend income generated from financial instruments. Certain noninterest income items, including loan servicing income, gain on sales of loans, gain on sales of securities, and other noninterest income have been evaluated to not fall within the scope of Topic 606. Elements of noninterest income that is within the scope Topic 606 are as follows:

Fee income on deposit accounts – Revenue from fees charged on deposit accounts is earned through deposit-related services; as well as account maintenance and management, overdraft, non-sufficient funds and other deposit-related fees. Revenue is recognized either over time, corresponding with the deposit accounts’ monthly cycle, or at a point in time when transactional based fees and services occur. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under Topic 606 did not materially change the timing or magnitude of revenue recognition

Sale of foreclosed assets – Revenue from the sale of foreclosed assets is recognized at a point in time when control of the promised asset transfers to the buyer. The Company uses the following indicators to determine when control of a promised asset has been transferred: the seller has a present right to payment for the asset; the buyer has legal title of the asset; the seller has transferred physical possession of the asset; the buyer has the significant risks and rewards of ownership of the asset; or the buyer has accepted the asset. Recognition of revenue under Topic 606 did not materially change the timing or magnitude of revenue recognition

Merchant card arrangement fees – Customers use a Bank-issued debit or credit card to purchase goods and services, and the Company earns interchange fees on these transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. There are no contingent debit or credit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under Topic 606 did not materially change the timing or magnitude of revenue recognition

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less.

Securities

Debt securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method. Interest and dividends on available securities are recognized as income when earned. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Mutual fund investments are held as trading securities until January 1, 2019 upon adoption of ASU 2016-01, and carried at fair value, with changes in fair value reported in net income.  These mutual fund investments were reclassified as marketable equity securities as of January 1, 2019 upon adoption of ASU 2016-01 and included in other assets on the balance sheet.

Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient enough to allow for any anticipated recovery in fair value.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
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

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. When loans are placed on non-accrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable as of the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance balance, the Company makes evaluations of the loan portfolio and related off-balance sheet commitments, considers current economic conditions and historical loss experience, and reviews specific problem loans and other factors.

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

Commercial Other: This loan category is comprised of commercial and industrial loans. Commercial and industrial loans are extended primarily to small and middle market customers. Such credits typically comprise working capital loans, asset acquisition loans, and loans for other business purposes. Loans to closely held businesses are generally guaranteed in full by the owners of the business. Commercial and industrial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for commercial and industrial loans.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations.

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Management regularly evaluates the allowance for loan losses using the Company’s past loan loss experience, known and inherent risks in the loan portfolio, composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

Troubled Debt Restructurings

Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.

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

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The stock is evaluated for impairment on an annual basis.

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net foreclosed asset expense. There were no foreclosed assets as of December 31, 2019 and 2018, respectively.  There were approximately $240 and $161 of residential real estate loans in process of foreclosure at December 31, 2019 and 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Cash value of life insurance

The Company purchased bank owned life insurance on the lives of certain employees. The Company is the beneficiary of the life insurance policies. The cash surrender value of life insurance is reported at the amount that would be received in cash if the policies were surrendered. Increases in the cash value of the policies and proceeds of death benefits received are recorded in noninterest income. The increase in cash value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

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

The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. During the periods shown, the Company did not recognize any interest or penalties related to income tax expense in its statements of operations.

Employee Benefit Plans

The Company has employee benefit plans for qualified employees. The Company’s policy is to fund contributions as accrued.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Rate Lock Commitments

The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

Advertising

Advertising costs are expensed as incurred.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive loss is composed of the unrealized loss on securities available for sale, net of tax and is shown on the statements of changes in

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

equity. Reclassification adjustments out of other comprehensive loss for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately $0 and $18 was recognized for the years ended December 31, 2019 and 2018, respectively, in “provision (credit) for income taxes” on the statements of operations.

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 classifications.

Recent Accounting Pronouncements

The Company recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB):

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. This ASU applies to all entities that hold financial assets or owe financial liabilities, and is intended to provide more useful information on the recognition, measurement, presentation and disclosure of financial instruments. Among other things, this ASU 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement to disclose the fair values of financial instruments measured at amortized cost for entities that are not public business entities; 4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the consolidated financial statements; and 5) clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The Company adopted this accounting standard January 1, 2019, with no material impact on the Company’s consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU amends previous guidance over eight specific cash flow classification issues with the objective of reducing the existing diversity in practice. Management adopted this new accounting standard on January 1, 2019, with no material impact on the Company’s consolidated financial statements.

The following ASUs have been issued by the FASB and may impact the Company’s consolidated financial statements in future reporting periods.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU 2016-13 will be effective for reporting periods beginning after December 15, 2022. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

ASU 2016-02, Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU 2016-02 will be effective for reporting periods beginning after December 15, 2021. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 2 — Cash and Due from Banks

Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. The Company was required to maintain reserve balances with the Federal Reserve Bank of $0 as of both December 31, 2019 and 2018.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

NOTE 3— Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$ 9,779	$ 67	$ (20)	$9,826
Government-sponsored mortgage-backed securities	56,975	416	(357)	57,034
Corporate collateralized mortgage obligations	284	5	-	289
Asset-backed securities	2,484	-	(19)	2,465
Certificates of deposit	1,707	54	-	1,761
Total available for sale securities	$ 71,229	$ 542	$ (396)	$71,375

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2018	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$ 11,348	$ 25	$ (204)	$11,169
Government-sponsored mortgage-backed securities	52,363	4	(1,992)	50,375
Corporate collateralized mortgage obligations	410	1	(1)	410
Asset-backed securities	3,530	2	(1)	3,531
Certificates of deposit	249	-	(3)	246
Total available for sale securities	$ 67,900	$ 32	$ (2,201)	$65,731

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government enterprises:  Fannie Mae, Freddie Mac or Ginnie Mae. At December 31, 2019, $2,956 of the Company’s mortgage related securities were pledged as collateral to secure customer deposit accounts. At December 31, 2018, $9,301 of the Company’s mortgage related securities were pledged as collateral to secure customer deposit accounts.

NOTE 3 — Available for Sale Securities – (continued)

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$ 2,052	$ (14)	$ 667	$ (6)	$ 2,719	(20)
Government-sponsored mortgage-backed securities	15,830	(106)	16,747	(251)	32,577	(357)
Asset-backed securities	2,394	(18)	71	(1)	2,465	(19)
Total	$ 20,276	$ (138)	$ 17,485	$ (258)	$ 37,761	$ (396)

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$ 1,567	$ (5)	$ 6,909	$ (199)	$ 8,476	$ (204)
Government-sponsored mortgage-backed securities	29	-	49,549	(1,992)	49,578	(1,992)
Corporate collateralized mortgage obligations	204	-	147	(1)	351	(1)
Asset-backed securities	813	(1)	-	-	813	(1)
Certificates of deposit	-	-	246	(3)	246	(3)
Total	$ 2,613	$ (6)	$ 56,851	$ (2,195)	$ 59,464	$ (2,201)

At December 31, 2019, the Company had 30 debt securities with unrealized losses with aggregate depreciation of 1.0% from the Company’s amortized cost basis. At December 31, 2018, the bank had 59 debt securities with unrealized losses with aggregate depreciation of 3.6% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not caused by changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts' reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2019
	Amortized	Fair
	Cost	Value
Due in one year or less	$ 578	$ 578
Due after one through 5 years	6,417	6,482
Due after 5 through 10 years	3,161	3,209
Due after 10 years	1,330	1,318
Subtotal	11,486	11,587
Mortgage-related securities	57,259	57,323
Asset-backed securities	2,484	2,465
Total	$ 71,229	$ 71,375

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for each of the periods listed below:

	Years ended December 31,
	2019	2018
Proceeds from sales of available for sale securities	$ -	$ 14,392
Gross gains	-	137
Gross losses	-	(70)

NOTE 4 — Loans

Major classifications of loans are as follows:

	As of December 31,
	2019	2018
Commercial:
Real estate	$ 178,882	$ 191,645
Land development	1,623	2,187
Other	34,072	30,508
Residential real estate:
First mortgage	65,450	108,084
Construction	2,041	2,097
Consumer:
Home equity and lines of credit	29,691	36,154
Other	611	1,914
Subtotal	312,370	372,589
Net deferred loan fees	304	503
Allowance for loan losses	(2,000)	(3,262)
Net loans	$ 310,674	$ 369,830

Deposit accounts in an overdrawn position and reclassified as loans totaled $114 and $133 at December 31, 2019 and 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 4— Loans – (continued)

Significant loan concentrations are considered to exist when there are amounts loaned to one borrower, or to multiple borrowers engaged in similar activities, that would cause them to be similarly impacted by economic or other conditions. While credit risks tend to be geographically concentrated in the Company’s metropolitan Milwaukee market area, and while a significant portion of the Company’s loan portfolio is secured by commercial and residential real estate, there are no significant concentrations whose primary sources of repayment are reliant upon an individual or group of related borrowers.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

December 31, 2019	Commercial	Residential	Consumer	Total
Beginning balance	$ 1,448	$ 1,250	$ 564	$ 3,262
Provision (credit) for loan losses	(222)	(599)	(211)	(1,032)
Loans charged off	(214)	(83)	(269)	(566)
Recoveries of loans previously charged off	223	5	108	336
Total ending allowance balance	$ 1,235	$ 573	$ 192	$ 2,000

December 31, 2018	Commercial	Residential	Consumer	Total
Beginning balance	$ 1,369	$ 1,246	$ 478	$ 3,093
Provision for loan losses	-	-	-	-
Loans charged off	(1)	-	(123)	(124)
Recoveries of loans previously charged off	80	4	209	293
Total ending allowance balance	$ 1,448	$ 1,250	$ 564	$ 3,262

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

December 31, 2019	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$ 6,931	$ 1,078	$ 32	$ 8,041
Collectively evaluated for impairment	207,646	66,413	30,270	304,329
Total loans	$ 214,577	$ 67,491	$ 30,302	$ 312,370

Allowance for loan losses:
Individually evaluated for impairment	$ -	$ 62	$ 5	$ 67
Collectively evaluated for impairment	1,235	511	187	1,933
Total allowance for loan losses	$ 1,235	$ 573	$ 192	$ 2,000

December 31, 2018	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$ 1,165	$ 1,176	$ 36	$ 2,377
Collectively evaluated for impairment	223,175	109,005	38,032	370,212
Total loans	$ 224,340	$ 110,181	$ 38,068	$ 372,589

Allowance for loan losses:
Individually evaluated for impairment	$ -	$ 6	$ 6	$ 12
Collectively evaluated for impairment	1,448	1,244	558	3,250
Total allowance for loan losses	$ 1,448	$ 1,250	$ 564	$ 3,262

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 4— Loans – (continued)

Information regarding impaired loans follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
December 31, 2019
Loans with no related allowance for loan losses:
Commercial:
Real estate	$ 5,840	$ 5,840	NA	$ 1,824	$ 87
Land development	-	-	NA	126	-
Other	1,091	1,091	NA	488	23
Residential real estate and consumer:
First mortgage	1,016	1,350	NA	1,056	18
Home equity and lines of credit	27	56	NA	29	-
Total loans with no related allowance for loan losses	7,974	8,337	NA	3,523	128

Loans with related allowance for loan losses:
Residential real estate and consumer:
First mortgage	62	62	62	43	-
Home equity and lines of credit	5	6	5	16	-
Total loans with related allowance for loan losses	67	68	67	59	-

Grand totals	$ 8,041	$ 8,405	$ 67	$ 3,582	$ 128

December 31, 2018
Loans with no related allowance for loan losses:
Commercial:
Real estate	$ 701	$ 701	NA	$ 658	$ 40
Land development	303	303	NA	303	-
Other	161	161	NA	46	2
Residential real estate and consumer:
First mortgage	1,085	1,375	NA	1,235	25
Home equity and lines of credit	30	56	NA	32	-
Total loans with no related allowance for loan losses	2,280	2,596	NA	2,274	67

Loans with related allowance for loan losses:
Residential real estate and consumer:
First mortgage	91	91	6	154	3
Home equity and lines of credit	6	6	6	124	-
Total loans with related allowance for loan losses	97	97	12	278	3

Grand totals	$ 2,377	$ 2,693	$ 12	$ 2,552	$ 70

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 4 — Loans – (continued)

There were no additional funds committed to impaired loans as of December 31, 2019 and 2018, respectively.

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

December 31, 2019	Pass	Watch and Special Mention	Substandard	Total
Real estate	$ 168,834	$ 4,418	$ 5,630	$ 178,882
Land development	-	1,623	-	1,623
Other	27,522	5,517	1,033	34,072
Total	$ 196,356	$ 11,558	$ 6,663	$ 214,577

December 31, 2018	Pass	Watch and Special Mention	Substandard	Total
Real estate	$ 186,303	$ 4,403	$ 939	$ 191,645
Land development	158	1,726	303	2,187
Other	25,939	4,408	161	30,508
Total	$ 212,400	$ 10,537	$ 1,403	$ 224,340

There were no loans rated as doubtful at December 31, 2019 and December 31, 2018.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 4 — Loans – (continued)

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

December 31, 2019	Performing	Non Performing	Total
Residential real estate:
First mortgages	$ 63,760	$ 1,690	$ 65,450
Construction	2,041	-	2,041
Consumer:
Home equity and lines of credit	29,548	143	29,691
Other	611	-	611
Total	$ 95,960	$ 1,833	$ 97,793

December 31, 2018	Performing	Non Performing	Total
Residential real estate:
First mortgages	$ 107,018	$ 1,066	$ 108,084
Construction	2,097	-	2,097
Consumer:
Home equity and lines of credit	35,984	170	36,154
Other	1,914	-	1,914
Total	$ 147,013	$ 1,236	$ 148,249

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 4 — Loans – (continued)

Loan aging and non-accrual information follows:

December 31, 2019	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$ 178,702	$ -	$ 180	$ 178,882	$ 180
Land development	1,623	-	-	1,623	-
Other	33,924	148	-	34,072	-
Residential real estate:
First mortgage	63,854	1,059	537	65,450	1,690
Construction	2,041	-	-	2,041	-
Consumer:
Home equity and lines of credit	29,678	13	-	29,691	143
Other	611	-	-	611	-
Total	$ 310,433	$ 1,220	$ 717	$ 312,370	$ 2,013

			Total non-accrual loans to total loans		0.64%
			Total non-accrual loans to total assets		0.47%

December 31, 2018	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$ 191,645	$ -	$ -	$ 191,645	$ -
Land development	1,884	-	303	2,187	303
Other	30,508	-	-	30,508	16
Residential real estate:
First mortgage	106,523	1,470	91	108,084	1,066
Construction	2,097	-	-	2,097	-
Consumer:
Home equity and lines of credit	35,926	215	13	36,154	170
Other	1,912	2	-	1,914	-
Total	$ 370,495	$ 1,687	$ 407	$ 372,589	$ 1,555

		Total non-accrual loans to total loans			0.42%
		Total non-accrual loans to total assets			0.32%

There are no loans 90 or more days past due and accruing interest as of December 31, 2019 or 2018.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 4 — Loans – (continued)

Non-performing loans are as follows:

	Years ended December 31,
	2019	2018
Non-accrual loans, other than troubled debt restructurings	$ 1,416	$ 906
Non-accrual loans, troubled debt restructurings	597	649
Total non-performing loans (NPLs)	$ 2,013	$ 1,555
Restructured loans, accruing	$ 446	$ 459

There were no new TDRs during the years ended December 31, 2019 and 2018.

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. No troubled debt restructurings defaulted within 12 months of their modification date during the years ended December 31, 2019 and 2018.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 5 — Foreclosed Assets

There were no foreclosed assets held as of December 31, 2019 and December 31, 2018.

A summary of the Company’s foreclosed asset activity is presented below.

	Years ended December 31,
	2019	2018
Foreclosed assets, beginning of period	$ -	$ -
Loans receivable transferred	134	-
Gain on sales	103	-
Proceeds from sales	(237)
Write downs	-	-
Other	-	-
Foreclosed assets, end of period	$ -	$ -

NOTE 6 — Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

As of December 31,
	2019	2018
Land	$ 863	$ 1,408
Buildings	7,829	10,044
Leasehold improvements	633	661
Furniture and equipment	6,343	6,029
Totals	15,668	18,142
Less: Accumulated depreciation	8,987	9,979
Premises and equipment, net	$ 6,681	$ 8,163

Depreciation of premises and equipment totaled $695 and $663 for the years ended December 31, 2019 and 2018, respectively.

The Company had impairment on premises and equipment of $90 during the year ended December 31, 2019. The impairment loss was taken on a building held for sale, which was transferred to other assets on the balance sheet at December 31, 2019. There was no impairment of premises and equipment during the year ended December 31, 2018.

The Company leases premises from nonrelated entities. Rent expense under these non-cancelable leases totaled $223 and $218 for the years ended December 31, 2019 and 2018, respectively.

Minimum rental commitments under non-cancelable leases, before considering available renewal options, are as follows as of December 31, 2019:

2020	$ 93
2021	20
Total	$ 113

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 7 — Mortgage Servicing Rights

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $336,722 at December 31, 2019, and $332,515 at December 31, 2018.

The following is a summary of changes in the balance of mortgage servicing rights for the periods indicated below:

	As of December 31,
	2019	2018
Beginning balance	$ 2,103	$ 2,270
Additions	527	168
Amortization	(458)	(335)
Ending balances	$ 2,172	$ 2,103

Fair value at beginning of period	$ 3,371	$ 3,158
Fair value at end of period	$ 2,404	$ 3,371

There was no valuation allowance as of December 31, 2019 and 2018. The Company did not sell any mortgage servicing rights during the years ended December 31, 2019 and 2018.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds, and ancillary income and servicing costs. As of December 31, 2019, the model used discount rates ranging from 10% to 14% and prepayment speeds ranging from 7% to 45%, respectively, both of which were based on market data from independent organizations. As of December 31, 2018, the model used discount rates of 10% to 14% and prepayment speeds ranging from 7% to 43%.

The following table shows the estimated future amortization of mortgage servicing rights for the next five years. The projections of amortization expense are based on existing asset balances as of as of December 31, 2019. The actual amortization expense the Company recognizes in any given period may be significantly different depending on changes in interest rates, market conditions, and regulatory requirements.

For the period ending December 31,
2020	$ 459
2021	431
2022	401
2023	373
2024	342
Thereafter	166
Total	$ 2,172

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 8— Deposits

The composition of deposits is as follows:

	As of December 31,
	2019	2018
Non-interest bearing checking	$ 62,768	$ 85,988
Interest bearing checking	25,432	25,556
Money market	65,999	59,071
Statement savings accounts	47,981	53,245
Certificates of deposit	142,416	182,277
Total	$ 344,596	$ 406,137

Certificates of deposit that met or exceeded the FDIC insurance limit of $250 totaled $16,260 and $12,787 at December 31, 2019 and 2018, respectively.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2019	2018
Interest bearing checking	$ 59	$ 52
Money market	715	424
Statement savings accounts	66	74
Certificates of deposit	3,802	3,141
Total	$ 4,642	$ 3,691

The scheduled maturities of certificates of deposit are as follows:

2020	$ 122,772
2021	15,456
2022	2,895
2023	585
2024	708
Total	$ 142,416

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 9 — FHLB Advances and Other Borrowings

A summary of FHLB advances follows:

	As of December 31,
	2019		2018
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Open line of credit	1.77%	$ -	2.61%	$ 5,350
Fixed rate, fixed term advances	1.41%	7,000	1.13% - 1.50%	24,000
Putable advance, maturing Oct 2029 first option date Nov 2020	1.03%	10,000	N/A	-
Advance structured note, payments due monthly, maturing February 2030	7.47%	623	7.47%	660
Total		$ 17,623		$ 30,010

A summary of the scheduled maturities of FHLB advances follows:

	December 31, 2019
	Weighted Average Rate	Amount
2020	7.47%	$ 39
2021	1.45%	7,042
2022	7.47%	46
2023	7.47%	49
2024	7.47%	53
Thereafter	1.27%	10,394
Total		$ 17,623

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to the lesser of 22.22 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as London InterBank Offered Rate (LIBOR), federal funds, or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company had pledged approximately $125,483 at December 31, 2019, and $151,708 at December 31, 2018 of qualifying loans. FHLB advances were also secured by $913 at December 31, 2019 and $1,261 at December 31, 2018 of FHLB stock owned by the Company. At December 31, 2019 and 2018, the Company’s available and unused portion of this borrowing agreement totaled $107,019 and $121,086, respectively.

Additionally, at December 31, 2019 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2019, as well as a line of credit at the Federal Reserve.

NOTE 10 — Employee Benefit Plan

The Company sponsors a 401(k)-profit sharing plan covering substantially all employees certain age and minimum service requirements. The Company may then match a discretionary percentage of each eligible participant’s contribution. Matching contributions were $356 and $338 for the years ended December 31, 2019 and 2018, respectively.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 11 — Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components:

	Years ended December 31,
	2019	2018
Current taxes:
Federal	$ (26)	$ (397)
State	(3)	-
Total current taxes	(29)	(397)

Deferred taxes:
Federal	19	263
State	1	(43)
Total deferred taxes	20	220
Credit for income taxes	$ (9)	$ (177)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$ 542	$ 884
Deferred compensation	692	658
Accrued employee benefits	136	229
Loss carryforwards	4,743	4,080
Unrealized (gain) loss on available for sale securities	(39)	586
Premises and equipment	11	262
Other	14	91
Total deferred tax assets	6,099	6,790

Deferred tax liabilities:
Loan fees	$ 82	$ 136
Premises and equipment	-	-
Mortgage servicing rights	589	570
FHLB stock dividends	28	38
Total deferred tax liabilities	699	744
Net deferred tax asset	5,400	6,046

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 11 — Income Taxes – (continued)

The Company has federal loss carryforwards of approximately $14,308 as of December 31, 2019. These losses begin to expire in 2029. Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. The Company has state net operating loss carryforwards totaling approximately $24,455 that may be applied against future state taxable income and begin to expire in 2024 as of December 31, 2019.

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

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:

	Years ended December 31,
	2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates:
Federal income taxes at statutory rate	$ 92	21.00%	$ (41)	21.00%
Adjustments for:
State income taxes, net of federal income tax benefit	-	0.00%	(34)	17.34%
Increase in cash value of life insurance	(117)	-26.70%	(142)	72.73%
Change in valuation allowance	-	0.00%	-	0.00%
Other	16	3.65%	40	-20.41%
Provision (credit) for income taxes	$ (9)	-2.05%	$ (177)	90.66%

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2016 for Federal and 2015 for State.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 12 — Commitments and Contingencies

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements. No legal proceedings existed at December 31, 2019.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance- sheet instruments. Since some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Company.

The contract amounts of credit-related financial instruments at December 31, 2019 and 2018 are summarized below:

December 31, 2019	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$ 21,745	$ 36,108	$ 57,853
Standby letters of credit, variable	-	-	-
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	841	-	841
Commitments to sell loans	10,917	-	10,917
Overdraft protection program commitments	4,129	-	4,129

December 31, 2018	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$ 19,255	$ 37,258	$ 56,513
Standby letters of credit, variable	-	33	33
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	612	-	612
Commitments to sell loans	6,617	-	6,617
Overdraft protection program commitments	3,894	-	3,894

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the consolidated financial statements, since recording the fair value of these guarantees would not have a significant impact on the consolidated financial statements.

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $7,590 of commitments to deliver loans through the Program as of December 31, 2019. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans.  Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2019, and 2018, the Company had no liability outstanding.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 13 — Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, and loans. The Company’s cash and cash equivalents are held in demand accounts with various institutions. The Company’s investments are held in a variety of interest-bearing investments including obligations from the U.S. government and government sponsored agencies and certificates of deposit. Such deposits are generally in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents. Practically all of the Company’s loans and commitments have been granted to customers in the Company’s market area. Although the Company has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 4.

NOTE 14 — Employee Stock Ownership Plan

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization, effective January 1, 2019. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $71 in compensation expense for the year ended December 31, 2019.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

Year ended December 31, 2019
(dollars in thousands)
Shares committed to be released	$ 7,021
Total unallocated shares	168,507
Total ESOP shares	175,528
Fair value of unallocated shares (based on $10.78 share price as of December 31, 2019)	$ 1,817

The fair value of the unallocated shares is based on a per share price of $10.78 on December 31, 2019.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 15 — Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2019	2018
Beginning balance	$ 1,289	$ 1,477
New loans	378	62
Repayments	(495)	(250)
Ending balance	$ 1,172	$ 1,289

Deposits from directors, executive officers, and their affiliates totaled $1,686 and $938 at December 31, 2019 and 2018, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms were $43 and $47 during the years ended December 31, 2019 and 2018, respectively.

NOTE 16— Fair Value

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

Level 3 — Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Company’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the Company’s valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

Securities —  Marketable equity securities and available for sale securities may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 16 — Fair Value – (continued)

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
December 31, 2019	Level 1	Level 2	Level 3	Total
Marketable equity securities	$ 2,553	$ -	$ -	$ 2,553
Available for sale securities:
Obligations of states and political subdivisions	$ -	$ 9,826	$ -	$ 9,826
Government-sponsored mortgage-backed securities	-	57,034	-	57,034
Corporate collateralized mortgage obligations	-	289	-	289
Asset-backed securities	-	2,465	-	2,465
Certificates of deposit	-	1,761	-	1,761
Total	$ 2,553	$ 71,375	$ -	$ 73,928

	Recurring Fair Value Measurements Using
December 31, 2018	Level 1	Level 2	Level 3	Total
Trading securities	$ 2,429	$ -	$ -	$ 2,429
Available for sale securities:
Obligations of states and political subdivisions	$ -	$ 11,169	$ -	$ 11,169
Government-sponsored mortgage-backed securities	-	50,375	-	50,375
Corporate collateralized mortgage obligations	-	410	-	410
Asset-backed securities	-	3,531	-	3,531
Certificates of deposit	-	246	-	246
Total	$ 2,429	$ 65,731	$ -	$ 68,160

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

Recurring Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2019
Loans	$ -	$ -	$ -	$ -

December 31, 2018
Loans	$ -	$ -	$ 85	$ 85

Loans with a carrying amount of $67 were considered impaired and were written down to their estimated fair value of $0 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $67 as of December 31, 2019. Loans with a carrying amount of $97 were considered impaired and were written down to their estimated fair value of $85 as of December 31, 2018. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $12.

Quantitative information about nonrecurring Level 3 fair value measurements follows:

	Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range/Weighted Average
December 31, 2019
Impaired loans	$ -	Market and/or income approach	Management discount to appraised values	10-20%

December 31, 2018
Impaired loans	$ 85	Market and/or income approach	Management discount to appraised values	10-20%

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 16 — Fair Value – (continued)

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents — Fair value approximates the carrying value.

Loans held for sale — Fair value is based on commitments on hand from investors or prevailing market prices.

Loans — Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other non-performing loans is estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.

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

The carrying value and estimated fair value of financial instruments follow:

December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$ 11,707	$ 11,707	$ -	$ -
Available for sale securities	71,375	-	71,375	-
Loans held for sale	685	-	685	-
Loans	310,674	-	-	310,993
Accrued interest receivable	963	963	-	-
Cash value of life insurance	13,085	-	-	13,085
FHLB stock	913	-	-	913
Marketable securities	2,553	2,553	-	-
Financial liabilities:
Deposits	344,596	202,180	-	142,708
Advance payments by borrowers for taxes and insurance	1,681	1,681	-	-
FHLB advances	17,623	-	-	17,976
Accrued interest payable	385	385	-	-

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 16 — Fair Value – (continued)

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$ 7,923	$ 7,923	$ -	$ -
Available for sale securities	65,731	-	65,731	-
Loans held for sale	771	-	771	-
Loans	369,830	-	-	362,233
Accrued interest receivable	1,106	1,106	-	-
Cash value of life insurance	13,400	-	-	13,400
FHLB stock	1,261	-	-	1,261
Trading securities	2,429	2,429	-	-
Financial liabilities:
Deposits	406,137	223,860	-	180,703
Advance payments by borrowers for taxes and insurance	1,240	1,240	-	-
FHLB advances	30,010	-	-	29,499
Accrued interest payable	372	372	-	-

Limitations — The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the balance sheets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 17 — Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2019, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2019, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2019 that management believes have changed the category.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 17 — Equity and Regulatory Matters – (continued)

The Bank’s actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
PyraMax Bank
Leverage (Tier 1)	$ 46,316	10.7%	$ 17,392	4.0%	$ 21,740	5.0%

Risk-based:
Common Tier 1	46,316	13.5%	15,391	4.5%	22,232	6.5%
Tier 1	46,316	13.5%	20,522	6.0%	27,362	8.0%
Total	48,316	14.1%	27,362	8.0%	34,203	10.0%

December 31, 2018
PyraMax Bank
Leverage (Tier 1)	$ 35,955	7.5%	$ 19,110	4.0%	$ 23,887	5.0%

Risk-based:
Common Tier 1	35,955	10.0%	16,153	4.5%	23,333	6.5%
Tier 1	35,955	10.0%	21,538	6.0%	28,717	8.0%
Total	39,217	10.9%	28,717	8.0%	35,897	10.0%

NOTE 18 — Deferred Compensation

The Company has obligations to certain retired and active employees and directors under deferred compensation plans. A liability is recorded for the value of the deferred compensation obligations amounting to $2,553 and $2,429 at December 31, 2019 and 2018, respectively. The Company holds marketable equity securities (trading securities as of December 31, 2018) consisting of mutual fund investments and common stock deferred under the plans, which are held in a Rabbi Trust.  The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retires.  There are no gain or losses recognized from the sales of marketable equity securities.  Benefits paid total $111 and $92 for the years ended December 31, 2019 and 2018, respectively.

The Company has entered into various salary continuation agreements with key officers. The agreements provide for the payment of specified amounts upon each employee’s retirement or death. The liability outstanding under the agreements was $362 and $438 at December 31, 2019 and 2018, respectively. The amount charged to operations was $37 and $48 for the years ended December 31, 2019 and 2018, respectively.

The Company is the beneficiary of insurance policies on the lives of certain key employees. These policies had a cash value of $13,085 at and $13,400 at December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company received proceeds from life insurance of $872, and recorded a gain on life insurance benefit received in the amount of $158. During the year ended December 31, 2018, the Company received proceeds from life insurance of $856, and recorded a gain on life insurance benefit received in the amount of $120.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018
(In thousands)

NOTE 19 — Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations.

Earnings per common share for the year ended December 31, 2019 is presented in the following table. Earnings per common share for the year ended December 31, 2018 is not presented as the Company’s initial stock offering was completed on January 8, 2019.

Year ended December 31, 2019
(dollars in thousands)

Net income	$ 449
Weighted average shares outstanding for basic EPS
Weighted average shares outstanding	4,876,677
Less: Weighted average unallocated ESOP shares	172,895
Subtotal	4,703,782
Additional dilutive shares	-
Weighted average shares outstanding for basic and dilutive EPS	4,703,782
Basic and diluted income (loss) per share	$ 0.10

NOTE 20 — Subsequent Event

On January 31, 2020, the Board of Directors of the Company adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 109,725 shares of its common stock, or approximately 5% of the current outstanding shares (excluding shares held by 1895 Bancorp of Wisconsin, MHC).  Repurchases will be made no sooner than the termination of the Company’s regular quarterly trading blackout after the Company publicly releases its results of operations for the period ended December 31, 2019, and consistent with the Company’s trading policies. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period. Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

On March 27, 2020, shareholders voted to approve and the Board of Directors has adopted, the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan to provide officers, employees and directors of 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank, FSB with additional incentives to promote the growth and performance of 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank, FSB.

The current Coronavirus pandemic has had an economic impact on the United States and the international community. While the Company has not experienced a material adverse impact as of the date of these financial statements, the future impact, if any, cannot be determined.

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2019, but prior to the release of these consolidated financial statements. Based on the results of this review, no other subsequent event disclosures or financial statement impacts to these consolidated financial statements are required.