Form 10-Q
period 2020-03-31
1895 Bancorp of Wisconsin, Inc.
filed 2020-05-15
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38778

1895 Bancorp of Wisconsin, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Federal	83-3178316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of Principal Executive Offices)	(Zip Code)

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

4,876,677 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of March 31, 2020.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$40,460	$11,507
Fed funds sold	1,448	200

Cash and cash equivalents	41,908	11,707
Available for sale securities, stated at fair value	66,905	71,375
Marketable equity securities, stated at fair value	2,044	2,553
Loans held for sale	1,248	685
Loans, net of allowance for loan losses of $2,008 and $2,000 respectively	302,968	310,674
Premises and equipment, net	6,616	6,681
Mortgage servicing rights, net	1,936	2,172
Federal Home Loan Bank stock, at cost	2,503	913
Accrued interest receivable	970	963
Cash value of life insurance	13,184	13,085
Other assets	7,629	7,201

TOTAL ASSETS	$447,911	$428,009

Liabilities and Stockholders’ Equity
Deposits	324,222	344,596
Advance payments by borrowers for taxes and insurance	5,422	1,681
Federal Home Loan Bank advances	55,614	17,623
Accrued interest payable	372	385
Other liabilities	3,610	5,059

Total liabilities	389,240	369,344

Common stock, $0.01 par value, 90,000,000 shares authorized, 4,876,677 shares issued as of March 31, 2020 and December 31, 2019, respectively	49	49
Additional paid-in capital	19,982	19,981
Unallocated common stock of Employee Stock Ownership Plan, 166,752 and 168,507 shares at March 31, 2020 and December 31, 2019, respectively	(1,668)	(1,685)
Less treasury stock, 17,500 and 0 shares at cost, at March 31, 2020 and December 31, 2019, respectively	(175)	—
Retained earnings	40,500	40,213
Accumulated other comprehensive income (loss), net of income taxes	(17)	107

Total stockholders’ equity	58,671	58,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,911	$428,009

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) - Unaudited

	Three months ended March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$3,413	$3,988
Securities, taxable	407	392
Other	41	65

Total interest and dividend income	3,861	4,445

Interest expense:
Interest-bearing deposits	850	1,180
Borrowed funds	110	123

Total interest expense	960	1,303

Net interest income	2,901	3,142
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,901	3,142

Noninterest income:
Service charges and other fees	203	186
Loan servicing, net	(14)	222
Net gain on sale of loans	654	124
Net gain on sale of securities	7	—
Increase in cash surrender value of insurance	99	100
Other	(343)	118

Total noninterest income	606	750

Noninterest expense:
Salaries and employee benefits	1,684	2,427
Foreclosed assets, net	(9)	7
Advertising and promotions	32	56
Data processing	183	206
Occupancy and equipment	373	458
FDIC assessment	19	93
Other	791	1,325

Total noninterest expense	3,073	4,572

Income (loss) before income taxes	434	(680)
Income tax expense (benefit)	147	(209)

Net income (loss)	$287	$(471)

Earnings per common share:
Basic	$0.06	$(0.10)

Diluted	$0.06	$(0.10)

Average common shares outstanding:
Basic	4,704,660	4,701,149
Diluted	4,705,531	4,701,149

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended March 31,
	2020	2019
Net income (loss)	$287	$(471)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(163)	969
Reclassification adjustment for gains realized in net income	(7)	—

Other comprehensive income (loss) before tax effect	(170)	969
Tax effect of other comprehensive income (loss) items	(46)	262

Other comprehensive income (loss), net of tax	(124)	707

Comprehensive income	$163	$236

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common stock	Additional paid-in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2019	$—	$—	$—	$—	$39,764	$(1,583)	$38,181
Net loss	—	—	—	—	(471)	—	(471)
Other comprehensive income	—	—	—	—	—	707	707
Net proceeds from stock offering (4,876,677 shares issued)	49	19,980	—	—	—	—	20,029
Purchase of ESOP (175,528 shares purchased)	—	—	—	(1,755)	—	—	(1,755)

Balance as of March 31, 2019	$49	$19,980	$—	$(1,755)	$39,293	$(876)	$56,691

Balance as of January 1, 2020	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	287	—	287
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Other comprehensive income	—	—	—	—	—	(124)	(124)
ESOP shares committed to be released (1,755 shares)	—	1	—	17	—	—	18

Balance as of March 31, 2020	$49	$19,982	$(175)	$(1,668)	$40,500	$(17)	$58,671

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three months ended March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$287	$(471)
Adjustments to reconcile net loss to net cash from operating activities:
Net amortization of investment securities	68	63
Depreciation	167	172
Net (gain) loss on sale of premises and equipment	33	(97)
Change in fair value of equity securities	324	—
Net gain on sale of available for sale securities	(7)	—
Provision for (benefit from) deferred income tax	186	(203)
Originations of mortgage loans held for sale	(27,365)	(17,201)
Proceeds from sales of mortgage loans held for sale	27,580	16,863
Net gain on sale of mortgage loans held for sale	(654)	(124)
ESOP compensation	18	—
Net change in cash value of life insurance	(99)	(100)
Changes in operating assets and liabilities:
Mortgage servicing rights	236	(14)
Accrued interest receivable and other assets	(566)	(106)
Accrued interest payable and other liabilities	(1,462)	80

Net cash (used in) provided by operating activities	(1,254)	(1,138)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	279	—
Maturities, prepayments, and calls of available for sale securities	3,961	1,942
Net decrease in loans	7,582	9,747
Net capital receipts (expenditures) for premises and equipment	(135)	396
Cash paid, net of cash received for sale of branch	—	(3,490)
Net decrease (increase) in Federal Home Loan Bank stock	(1,590)	277

Net cash provided by (used in) investing activities	10,097	8,872

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(20,374)	3,018
Net increase in advance payments by borrowers for taxes and insurance	3,741	3,093
Proceeds from stock offering	—	18,274
Proceeds from issuance of Federal Home Loan Bank advances	38,000	—
Principal payments on Federal Home Loan Bank advances	(9)	(5,359)

Net cash (used in) provided by financing activities	21,358	19,026

Net increase (decrease) in cash and cash equivalents	30,201	26,760
Cash and cash equivalents at beginning of period	11,707	7,923

Cash and cash equivalents at end of period	$41,908	$34,683

Supplemental cash flow information:
Cash paid during the year for interest	$952	$1,172
Noncash activities:
Loans transferred to loans held for sale	$124	$—
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	175	—

On January 4, 2019, the Company sold its West Mitchell Street branch. The sale consisted of premises and equipment and related deposit accounts at the branch. The Company received a premium of $114. In conjunction with the sale, the values of assets and liabilities were as follows:

Cash		$3,490
Premises and equipment		686
Deposits		4,290

See accompanying notes to the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

1895 Bancorp of Wisconsin, Inc. (the “Company,” “we” or “our”) was incorporated under federal law on January 8, 2019 as part of the mutual holding company reorganization of PyraMax Bank, FSB (“PyraMax Bank”), for the purpose of becoming the savings and loan holding company of PyraMax Bank. The Company completed its stock offering in connection with the mutual holding company reorganization of PyraMax Bank on January 8, 2019. The Company sold 2,145,738 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $21.5 million, including 175,528 shares purchased by the Company’s employee stock ownership plan. In connection with the reorganization, the Company also issued 48,767 shares of common stock to 1895 Bancorp of Wisconsin Community Foundation, Inc. and 2,682,172 shares of common stock to 1895 Bancorp of Wisconsin, MHC, the federally-chartered mutual holding company. Shares of the Company’s common stock began trading on January 9, 2019 on the Nasdaq Capital Market under the trading symbol “BCOW.”

PyraMax Bank is a stock savings bank headquartered in Greenfield, Wisconsin. PyraMax Bank operates as a full-service financial institution, providing a full range of financial services, including the granting of commercial, residential, and consumer loans and acceptance of deposits from individual customers and small businesses in the metropolitan Milwaukee, Wisconsin, area. PyraMax Bank is subject to competition from other financial and nonfinancial institutions providing financial products. In addition, PyraMax Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

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

The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact its business, financial condition, results of operations and cash flows.

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

NOTE 2 – RECENT ACCOUNTING STANDARDS

The following ASUs have been issued by the FASB and may impact the Company’s financial statements in future reporting periods:

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

NOTE 3 – AVAILABLE FOR SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$9,485	$57	$(77)	$9,465
Government-sponsored mortgage-backed securities	53,213	507	(485)	53,235
Corporate collateralized mortgage obligations	271	—	(39)	232
Asset-backed securities	2,253	—	(68)	2,185
Certificates of deposit	1,707	81	—	1,788

Total	$66,929	$645	$(669)	$66,905

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$9,779	$67	$(20)	$9,826
Government-sponsored mortgage-backed securities	56,975	416	(357)	57,034
Corporate collateralized mortgage obligations	284	5	—	289
Asset-backed securities	2,484	—	(19)	2,465
Certificates of deposit	1,707	54	—	1,761

Total	$71,229	$542	$(396)	$71,375

Available for sale securities with a carrying value of $2,683 and $2,956 were pledged as collateral at March 31, 2020 and December 31, 2019, respectively.

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

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$577	$578
Due after one through 5 years	6,874	6,924
Due after 5 through 10 years	2,411	2,458
Due after 10 years	1,330	1,293

Total debt and other securities	11,192	11,253
Mortgage-related securities	53,484	53,467
Asset-backed securities	2,253	2,185

Total	$66,929	$66,905

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$5,018	$(49)	$317	$(28)	$5,335	$(77)
Government-sponsored mortgage-backed securities	18,543	(322)	12,631	(163)	31,174	(485)
Asset-backed securities	2,138	(68)	47	—	2,185	(68)
Corporate collateralized obligations	231	(39)	—	—	231	(39)

Total	$25,930	$(478)	$12,995	$(191)	$38,925	$(669)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$2,052	$(14)	$667	$(6)	$2,719	$(20)
Government-sponsored mortgage-backed securities	15,830	(106)	16,747	(251)	32,577	(357)
Asset-backed securities	2,394	(18)	71	(1)	2,465	(19)

Total	$20,276	$(138)	$17,485	$(258)	$37,761	$(396)

At March 31, 2020 and December 31, 2019, respectively, the Company had 36 and 30 debt securities with unrealized losses representing aggregate depreciation of approximately 1.7% and 1.0% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three Months ended March 31,
	2020	2019
	(in thousands)
Proceeds from sales of securities available-for-sale	$279	$—
Gross realized gains	7	—
Gross realized losses	—	—

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Commercial:
Real estate	$179,799	$178,882
Land development	1,598	1,623
Other	33,449	34,072
Residential real estate:
First mortgage	58,493	65,450
Construction	1,793	2,041
Consumer:
Home equity and lines of credit	29,005	29,691
Other	532	611

Subtotal	304,669	312,370
Net deferred loan fees	307	304
Allowance for loan losses	(2,008)	(2,000)

Loans, net	$302,968	$310,674

The Company provides several types of loans to its customers, including commercial, residential, construction and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While the Company’s credit risks are geographically concentrated within the metropolitan Milwaukee, Wisconsin area, there are no concentrations with individual borrowers or groups of related borrowers.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of March 31, 2020 and December 31, 2019, respectively, the Company had transferred $27,750 and $26,153 in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

An analysis of past due loans is presented below:

	March 31, 2020
	31-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$371	$—	$371	$179,428	$179,799
Land development	—	—	—	1,598	1,598
Other	—	—	—	33,449	33,449
Residential real estate:
First mortgage	1,295	227	1,522	56,971	58,493
Construction	—	—	—	1,793	1,793
Consumer:
Home equity and lines of credit	28	7	35	28,970	29,005
Other	—	—	—	532	532

Total	$1,694	$234	$1,928	$302,741	$304,669

NOTE 4 – LOANS (continued)

	December 31, 2019
	31-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$180	$180	$178,702	$178,882
Land development	—	—	—	1,623	1,623
Other	148	—	148	33,924	34,072
Residential real estate:
First mortgage	1,059	537	1,596	63,854	65,450
Construction	—	—	—	2,041	2,041
Consumer:
Home equity and lines of credit	13	—	13	29,678	29,691
Other	—	—	—	611	611

Total	$1,220	$717	$1,937	$310,433	$312,370

There were no loans 90 days or more past due and accruing interest as of March 31, 2020 or December 31, 2019.

A summary of activity in the allowance for loan losses for the three months ended March 31, 2020 and 12 months ended December 31, 2019 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended March 31, 2020
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	(5)	(5)
Recoveries	6	—	7	13

Ending balance	$1,241	$573	$194	$2,008

Three months ended March 31, 2019
Allowance for loan losses
Beginning balance	$1,448	$1,250	$564	$3,262
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	(37)	(1)	(38)
Recoveries	196	—	6	202

Ending balance	$1,644	$1,213	$569	$3,426

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	March 31, 2020
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$6,693	$661	$32	$7,386
Collectively evaluated for impairment	208,153	59,625	29,505	297,283

Total loans	$214,846	$60,286	$29,537	$304,669

Allowance for loan losses:
Individually evaluated for impairment	$—	$62	$5	$67
Collectively evaluated for impairment	1,241	511	189	1,941

Total allowance for loan losses	$1,241	$573	$194	$2,008

	December 31, 2019
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$6,931	$1,078	$32	$8,041
Collectively evaluated for impairment	207,646	66,413	30,270	304,329

Total loans	$214,577	$67,491	$30,302	$312,370

Allowance for loan losses:
Individually evaluated for impairment	$—	$62	$5	$67
Collectively evaluated for impairment	1,235	511	187	1,933

Total allowance for loan losses	$1,235	$573	$192	$2,000

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

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	March 31, 2020
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$169,812	$4,627	$5,360	$179,799
Land development	—	1,598	—	1,598
Other	25,603	7,045	801	33,449

Total	$195,415	$13,270	$6,161	$214,846

	December 31, 2019
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$168,834	$4,418	$5,630	$178,882
Land development	—	1,623	—	1,623
Other	27,522	5,517	1,033	34,072

Total	$196,356	$11,558	$6,663	$214,577

There were no loans rated Doubtful or Loss as of March 31, 2020 and December 31, 2019.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	March 31, 2020
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$57,012	$1,481	$58,493
Construction	1,793	—	1,793
Consumer:
Home equity and lines of credit	28,865	140	29,005
Other	532	—	532

Total	$88,202	$1,621	$89,823

NOTE 4 – LOANS (continued)

	December 31, 2019
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$63,760	$1,690	$65,450
Construction	2,041	—	2,041
Consumer:
Home equity and lines of credit	29,548	143	26,691
Other	611	—	611

Total	$95,960	$1,833	$97,793

Information regarding impaired loans is presented below:

	As of and for the Three Months Ended March 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	62	62	62	62	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	5	6	5	5	—
Other	—	—	—	—	—

Total impaired loans with reserve	67	68	67	67	—

Impaired loans with no reserve:
Commercial:
Real estate	5,838	5838	NA	5,855	67
Land development	—	—	NA	—	—
Other	855	855	NA	835	17
Residential real estate:
First mortgages	599	870	NA	720	85
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	27	56	NA	27	1
Other	—	—	NA	—	—

Total impaired loans with no reserve	7,319	7,619	NA	7,437	170

Total impaired loans	$7,386	$7,687	$67	$7,504	$170

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	62	62	62	43	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	5	6	5	16	—
Other	—	—	—	—	—

Total impaired loans with reserve	67	68	67	59	—

Impaired loans with no reserve:
Commercial:
Real estate	5,840	5,840	NA	1,824	87
Land development	—	—	NA	126	—
Other	1,091	1,091	NA	488	23
Residential real estate:
First mortgages	1,016	1,350	NA	1,056	18
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	27	56	NA	29	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	7,974	8,337	NA	3,523	128

Total impaired loans	$8,041	$8,405	$67	$3,582	$128

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of March 31, 2020 and December 31, 2019.

Nonperforming loans are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$1,211	$1,416
Nonaccrual loans, troubled debt restructurings	410	597

Total nonperforming loans (NPLs)	$1,621	$2,013

Restructured loans, accruing	$442	$466

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2020 and year ended December 31, 2019. As of April 30, 2020, we have approximately $18.3 million of loans where customers asked us to forebear approximately $461,000 of principal, interest or escrow payments from 1 month to 3 months in time. Any modifications or forbearances permitted to COVID-19 affected borrowers, per regulatory guidance, are not required to be recorded as TDRs.

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2020 and 2019.

Information on non-accrual loans is presented below:

	March 31, 2020	December 31, 2019
	(in thousands)
Commercial:
Real estate	$—	$180
Land development	—	—
Other	—	—
Residential real estate:
First mortgages	1,481	1,690
Construction	—	—
Consumer:
Home equity and lines of credit	140	143
Other	—	—

Total non-accrual loans	$1,621	$2,013

Total non-accrual loans to total loans	0.53%	0.64%
Total non-accrual loans to total assets	0.36%	0.47%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $335,251 and $336,722 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Mortgage servicing rights beginning balance	$2,172	$2,103
Additions	99	79
Amortization	(118)	(65)
Valuation Allowance	(217)	—

Mortgage servicing rights ending balance	$1,936	$2,117
Fair value at beginning of period	$2,404
Fair value at end of period	$1,958

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of March 31, 2020, the model used discount rates ranging from 10% to 14%, and prepayment speeds ranging from 15% to 46%, respectively, both of which were based on market data from independent organizations.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of March 31, 2020. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of March 31, 2020:
2020	409
2021	383
2022	358
2023	333
2024	305
Thereafter	148

Total	$1,936

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	March 31, 2020	December 31, 2019
	(in thousands)
Non-interest bearing checking	$60,155	$62,768
Interest bearing checking	24,905	25,432
Money market	68,055	65,999
Statement savings	48,963	47,981
Certificates of deposit	122,144	142,416

Total	$324,222	$344,596

The Company held $15,142 and $16,260 in certificates of deposit which met or exceeded the FDIC insurance limit of $250 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 6 – DEPOSITS (continued)

The scheduled maturities of certificates of deposit are presented below:

March 31, 2020
(in thousands)
2020	$91,241
2021	26,189
2022	3,178
2023	603
2024	661
Thereafter	272

Total	$122,144

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	March 31, 2020		December 31, 2019
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Fixed rate, fixed term advances	1.41% - 1.62%	$20,000	1.41%	$7,000
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	—	—
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	—	—
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	614	7.47%	623
Advance structured note, payments due monthly, maturing April 2030	1.05%	10,000	—	—

Total		$55,614		$17,623

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	March 31, 2020
	Weighted Average Rate	Amount
	(dollars in thousands)
2020	1.33%	$664
2021	1.40%	8,002
2022	1.34%	7,516
2023	1.36%	7,530
2024	1.37%	1,044
Thereafter	1.12%	30,858

Total		$55,614

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.

The Company maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the value of the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the London InterBank Offered Rate, federal funds or Treasury bill rates. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged approximately $120,114 and $125,483 of qualifying loans as collateral for Federal Home Loan Bank advances as of March 31, 2020 and December 31, 2019, respectively. Federal Home Loan Bank advances are also secured by approximately $2,503 and $913 of Federal Home Loan Bank stock held by the Company as of March 31, 2020 and December 31, 2019, respectively. The Company’s available and unused portion of this borrowing agreement totaled $63,643 and $107,019 as of March 31, 2020 and December 31, 2019, respectively. Additional borrowing would require additional stock purchase.

NOTE 8 – INCOME TAXES

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at March 31, 2020.

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.

The Company’s exposure to credit losses is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. As some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	March 31, 2020
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$19,534	$33,702	$53,236
Standby letters of credit	23	2,125	2,148
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	857	—	857
Commitments to sell loans	57,026	—	57,026
Overdraft protection program commitments	4,076	—	4,076

	December 31, 2019
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$21,745	$36,108	$57,853
Standby letters of credit	—	—	—
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	841	—	841
Commitments to sell loans	10,917	—	10,917
Overdraft protection program commitments	4,129	—	4,129

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $12,906 of commitments to deliver loans through the Program as of March 31, 2020. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of March 31, 2020 and December 31, 2019, the Company had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $18 and $17 in compensation expense for the three months ended March 31, 2020 and March 31, 2019, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Shares committed to be released	1,755	7,021
Total allocated shares	7,021	—
Total unallocated shares	166,752	168,507

Total ESOP shares	175,528	175,528

Fair value of unallocated shares (based on $7.89 and $10.78 share price as of March 31, 2020 and December 31, 2019, respectively)	$1,316	$1,817

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Beginning balance	$1,172	$1,289
New loans	4	378
Repayments	(77)	(495)

Ending balance	$1,099	$1,172

Deposits from directors, executive officers, and their affiliates totaled $1,238 and $1,686 at March 31, 2020 and December 31, 2019, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $7 and $12 during the three months ended March 31, 2020 and 2019, respectively.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Securities – Marketable equity securities and securities available-for-sale may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurements of Level 1 securities are based on the quoted market price of those securities. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities and mortgage-related securities. The fair value measurements of Level 2 securities are obtained from independent pricing services and are based on recent sales of similar securities and other observable market data.

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Recurring Fair Value Measurements Using
	March 31, 2020	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,044	$2,044	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	9,465	—	9,465	—
Government-sponsored mortgage-backed securities	53,235	—	53,235	—
Corporate collateralized mortgage obligations	232	—	232	—
Asset-backed securities	2,185	—	2,185	—
Certificates of deposit	1,788	—	1,788	—

Total	$68,949	$2,044	$66,905	$—

		Recurring Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,553	$2,553	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	9,826	—	9,826	—
Government-sponsored mortgage-backed securities	57,034	—	57,034	—
Corporate collateralized mortgage obligations	289	—	289	—
Asset-backed securities	2,465	—	2,465	—
Certificates of deposit	1,761	—	1,761	—

Total	$73,928	$2,553	$71,375	$—

Loans with a carrying amount of $67 and $67, respectively, were considered impaired and written down to their estimated fair value of $0 and $0 as of March 31, 2020 and December 31, 2019, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $67 and $67 as of March 31, 2020 and December 31, 2019, respectively. There were no foreclosed assets as of March 31, 2020 and December 31, 2019.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of financial instruments are presented below:

	March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$41,908	$41,908	$—	$—
Available for sale securities	66,905	—	66,905	—
Marketable equity securities stated at fair value	2,044	2,044	—	—
Loans held for sale	1,248	—	1,248	—
Loans	302,968	—	—	308,381
Accrued interest receivable	970	970	—	—
Federal Home Loan Bank stock	2,503	—	—	2,503
Cash value of life insurance	13,184	—	—	13,184
Financial liabilities:
Deposits	324,222	202,078	—	122,785
Advance payments by borrowers for taxes and insurance	5,422	5,422	—	—
Federal Home Loan Bank advances	55,614	—	—	56,398
Accrued interest payable	372	372	—	—

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,707	$11,707	$—	$—
Available for sale securities	71,375	—	71,375	—
Marketable equity securities stated at fair value	2,553	2,553	—	—
Loans held for sale	685	—	685	—
Loans	310,674	—	—	310,993
Accrued interest receivable	963	963	—	—
Federal Home Loan Bank stock	913	—	—	913
Cash value of life insurance	13,085	—	—	13,085
Financial liabilities:
Deposits	344,596	202,180	—	142,708
Advance payments by borrowers for taxes and insurance	1,681	1,681	—	—
Federal Home Loan Bank advances	17,623	—	—	17,976
Accrued interest payable	385	385	—	—

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

NOTE 13 – EQUITY AND REGULATORY MATTERS

PyraMax Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PyraMax Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about their components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	March 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$46,634	10.9%	$17,147	4.0%	$21,434	5.0%
Risk-based:
Common Equity Tier 1	46,634	13.8%	15,206	4.5%	21,964	6.5%
Tier 1	46,634	13.8%	20,275	6.0%	27,033	8.0%
Total	48,642	14.4%	27,033	8.0%	33,791	10.0%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$46,316	10.7%	$17,392	4.0%	$21,740	5.0%
Risk-based:
Common Equity Tier 1	46,316	13.5%	15,391	4.5%	22,232	6.5%
Tier 1	46,316	13.5%	20,522	6.0%	27,362	8.0%
Total	48,316	14.1%	27,362	8.0%	34,203	10.0%

NOTE 14 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations.

Earnings per common share for the three months ended March 31, 2020 and the three months ended March 31, 2019 are presented in the following table.

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(In thousands, except per share amounts)
Net income (loss)	$287	$(471)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	4,877	4,877
Less: Weighted average unallocated ESOP shares	172	176

Weighted average shares outstanding for basic EPS	4,705	4,701
Additional dilutive shares	1	—

Weighted average shares outstanding for dilutive EPS	4,706	4,701

Basic and diluted income (loss) per share	$0.06	$(0.10)

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plan

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 stock options and 95,387 restricted shares were approved for award. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in compensation, payroll taxes and other employee benefits in the consolidated statements of income.

A summary of the Company’s stock option activity for the period ended March 31, 2020 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	—	$—	—	—
Granted	59,615	7.88		—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding March 31, 2020	59,615	7.88	9.93	—

Options exercisable at March 31, 2020	59,615	7.88	9.93	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. No expense for the stock options granted was recognized during the period ended March 31, 2020. At March 31, 2020, the Company had $118 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of five years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	23,845	7.88
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2020	23,845	$7.88

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. No expense for the restricted stock awards was recognized during the period ended March 31, 2020. At March 31, 2020, the Company had $188 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of five years.

NOTE 16 – SUBSEQUENT EVENT

On April 24, 2020 the Board of Directors authorized grants of restricted stock awards and incentive stock options to certain officers and employees. A total of 60,104 restricted shares and 150,500 incentive stock options were granted under the 2020 Equity Incentive Plan. These restricted stock awards and incentive stock options vest in five equal annual installments beginning on the first anniversary of the grant date. The Company approximates $770 of unrecognized compensation expense related to stock compensation plans to be amortized over the vesting period of five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and for the three months ended March 31, 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The outbreak of Coronavirus Disease 2019 (“COVID-19”) will continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

Because of the above and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.”

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

Fair Value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 12 of the Notes to Financial Statements.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets increased $19.9 million, or 4.6%, to $447.9 million at March 31, 2020 from $428.0 million at December 31, 2019. The increase was primarily due to the increase in cash and cash equivalents of $30.2 million during the three month period ended March 31, 2020. Total assets were also impacted by a $4.5 million, or 6.3%, decrease in available-for-sale securities, as well as a $7.7 million decrease in net loans. Additionally, total assets increased due to the $1.6 million, or 174.1%, increase in Federal Home Loan Bank of Chicago (“FHLB”) stock purchased by the Company.

Cash and Cash Equivalents. Cash and cash equivalents increased $30.2 million, or 258.0%, to $41.9 million at March 31, 2020 from $11.7 million at December 31, 2019. The increase was due primarily to the increase of $38.0 million in FHLB advances during the three months ended March 31, 2020. The increase in cash and cash equivalents due to FHLB advances was partially offset by a decrease in available-for-sale securities of $4.5 million for the same period.

Available-for-Sale Securities. Available-for-sale securities decreased $4.5 million, or 6.3%, to $66.9 million at March 31, 2020 from $71.4 million at December 31, 2019. The decrease was due primarily to maturities, prepayments and calls of available for sale securities totaling $4.0 million.

Loans Held for Sale. Loans held for sale increased $563,000, or 82.2%, to $1.2 million at March 31, 2020 from $685,000 at December 31, 2019. The increase was due primarily to additional first mortgage residential real estate loan balances being sold into the secondary market as a result of the falling interest rate environment.

Net Loans. Net loans decreased $7.7 million, or 2.5%, to $303.0 million at March 31, 2020 from $310.7 million at December 31, 2019. The decrease was due primarily to the decrease in first mortgage residential real estate loans transferred to loans held for sale and a decrease in home equity lines of credit due to normal payment and refinancing activity.

Deposits. Deposits decreased $20.4 million, or 5.9%, to $324.2 million at March 31, 2020 from $344.6 million at December 31, 2019. This decrease was primarily due to a $20.3 million decrease in certificates of deposits to $122.1 million at March 31, 2020 from $142.4 million at December 31, 2019. Brokered certificates of deposits decreased $13.0 million as we replaced maturing brokered certificates with lower cost FHLB advances. Consumer and business certificates of deposit decreased $7.3 million as we changed our marketing focus to concentrate on non-maturing deposits such as savings accounts and money market accounts, which increased $982,000 and $2.1 million, respectively. These accounts carry lower interest rates and offer more flexibility in a changing rate environment.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $3.7 million, or 222.5%, to $5.4 million at March 31, 2020 from $1.7 million at December 31, 2019. The increase was due to normal seasonal activity.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $38.0 million, or 215.6%, to $55.6 million at March 31, 2020 from $17.6 million at December 31, 2019. The increase was due to the $38.0 million in proceeds from the issuance of lower cost FHLB advances during the three months ended March 31, 2020, partially offset by principal repayments on existing advances of $9,000 during the same period. The advances replaced $13.0 million in maturing brokered certificates of deposit.

Total Equity. Total equity increased $6,000, or 0.01%, to $58.7 million at March 31, 2020 from $58.7 million at December 31, 2019. The Company reclassified shares purchased by PyraMax Bank in its deferred compensation plan to treasury stock at March 31, 2020, resulting in a reduction in total equity of $175,000. The change in total equity was also impacted by net income of $287,000 and other comprehensive income of $163,000 for the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$309,937	$3,413	4.42%	$370,284	$3,988	4.37%
Securities available-for-sale	69,878	407	2.34%	65,063	392	2.44%
Other interest-earning assets	16,053	41	1.01%	12,264	65	2.16%

Total interest-earning assets	395,868	3,861	3.91%	447,611	4,445	4.03%
Non-interest-earning assets	34,950			37,288

Total assets	$430,818			$485,484

Interest-earning liabilities:
NOW accounts	$25,606	$19	0.30%	$24,900	$17	0.27%
Money market accounts	67,449	151	0.90%	57,118	140	0.99%
Savings accounts	47,892	16	0.13%	50,655	16	0.13%
Certificates of deposit	131,841	664	2.02%	201,424	1,007	2.03%

Total interest-bearing deposits	272,788	850	1.25%	334,097	1,180	1.43%
Federal Home Loan Bank advances	32,012	110	1.37%	29,669	123	1.68%
Other interest-bearing liabilities	3,819	—	—	3,285	—	—

Total interest-bearing liabilities	308,619	960	1.25%	367,051	1,303	1.44%
Non-interest-bearing deposits	66,740			70,564
Other non-interest-bearing liabilities	2,784			2,781

Total liabilities	378,143			440,396
Total stockholders’ equity	52,675			45,088

Total liabilities and stockholders’ equity	$430,818			$485,484

Net interest income		$2,901			$3,142

Net interest-earning assets	$87,249			$80,560

Interest rate spread(1)			2.66%			2.59%
Net interest margin(2)			2.93%			2.81%
Average interest-earning assets to average interest-bearing liabilities	128.27%			121.95%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(667)	93	(574)
Securities	27	(12)	15
Other	35	(60)	(25)

Total interest-earning assets	(605)	21	(584)

Interest-bearing liabilities:
NOW	—	(2)	(2)
Money market deposits	(21)	10	(11)
Savings	—	—	—
Certificates of deposit	350	(7)	343

Total interest-bearing deposits	329	1	330
Borrowings	(11)	24	13
Other	—	—	—

Total interest-bearing liabilities	318	25	343

Change in net interest income	$(287)	46	(241)

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. We recorded net income of $287,000 for the three months ended March 31, 2020, compared to net loss of $471,000 for the three months ended March 31, 2019, an increase of $758,000. The increase was due primarily to an increase in net gains on sale of first mortgage residential real estate loans and a decrease in non-interest expense.

Interest and Dividend Income. Interest and dividend income decreased $584,000, or 13.1%, to $3.9 million for the three months ended March 31, 2020 from $4.4 million for the three months ended March 31, 2019. The decrease was due primarily to the decrease in net loans during the period.

Interest Expense. Interest expense decreased $343,000, or 26.4%, to $960,000 for the three months ended March 31, 2020, from $1.3 million for the three months ended March 31, 2019, as rates on interest-bearing liabilities decreased 19 basis points due to the declining interest rate environment and the Company’s shift from certificates of deposits into lower cost FHLB advances as sources of funding during the 2020 period.

Net Interest Income. Net interest income decreased $241,000, or 7.7%, to $2.9 million for the three months ended March 31, 2020 from $3.1 million for the three months ended March 31, 2019. The rate for average interest-bearing liabilities decreased to 1.25% for the three months ended March 31, 2020, from 1.44% for the three months ended March 31, 2019. This 19 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 12 basis points, to 3.91% for the three months ended March 31, 2020, from 4.03% for the three months ended March 31, 2019. Our net interest rate spread increased to 2.66% for the three months ended March 31, 2020, from 2.59% for the three months ended March 31, 2019, and our net interest margin increased to 2.93% from 2.81% over the same period due to a $51.7 million, or 11.6%, reduction in average total interest-earning assets outstanding and the cost of funds on interest-bearing liabilities decreasing seven basis points more than the yield on interest-earning assets.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2020 and 2019, respectively. The allowance for loan losses was $2.0 million, or 0.7%, of total loans, at March 31, 2020, compared to $3.4 million, or 0.9% of total loans, at March 31, 2019. Non-performing loans constituted 0.5% of total gross loans at March 31, 2020 and 0.5% of gross loans at March 31, 2019. Net recoveries for the three months ended March 31, 2020 were $8,000 compared to net recoveries of $164,000 for the 2019 period.

Non-interest Income. Non-interest income decreased $144,000, or 19.3%, to $606,000 for the three months ended March 31, 2020 from $750,000 for the three months ended March 31, 2019. The decrease was due primarily to the decrease of other non-interest income to ($343,000) for the three months ended March 31, 2020 from $118,000 for the three months ended March 31, 2019. This decrease was attributable to a $324,000 increase in unrealized losses on marketable securities and a decrease in net gains on the sale of premises and equipment for the 2020 period. Mortgage servicing rights decreased $236,000, or 106.3%, to ($14,000) for the three months ended March 31, 2020 from $222,000 for the three months ended March 31, 2020 due to a valuation allowance on mortgage servicing rights of $217,000. The decrease was offset by gains realized on the sale of first mortgage residential real estate loans, which increased $530,000, or 427.4%, to $654,000 for the three months ended March 31, 2020 from $124,000 for the three months ended March 31, 2019.

Non-interest Expense. Non-interest expense decreased $1.5 million, or 32.8%, to $3.1 million for the three months ended March 31, 2020 from $4.6 million for the three months ended March 31, 2019. The reduction was due primarily to a $743,000 reduction in salaries and employee benefits during the three months ended March 31, 2020 as group insurance costs and accruals for discretionary incentive decreased $230,000 and unrealized loss on marketable equity securities held by the deferred compensation plan increased $324,000. Other non-interest expense also decreased by $534,000 for the three months ended March 31, 2020 as in 2019 the Company recognized $588,000 in consulting fees incurred in connection with the conversion and initial public stock offering, as well as expenses associated with the establishment and funding of our charitable foundation.

Income Tax Expense. We recorded income tax expense of $147,000 for the three months ended March 31, 2020, compared to an income tax benefit of $209,000 for the three months ended March 31, 2019.

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

The table below sets forth, as of March 31, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$11,619	6.57%
+300	11,825	8.46%
+200	11,764	7.90%
+100	11,637	6.73%
Level	10,903	—%
-100	10,422	(4.41)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of March 31, 2020, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$60,170	$923	1.56%
300	63,035	3,788	6.39%
200	63,314	4,067	6.86%
100	62,369	3,122	5.27%
—	59,247	—	—%
(100)	57,878	(1,369)	(2.31)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2020, in the event of a 100-basis point increase in interest rates, we would have experienced a 5.27% increase in our EVE. In the event of a 200-basis point increase in interest rates at March 31, 2020, we would have experienced a 6.86% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2020, we had $55.6 million outstanding in advances from the FHLB. At March 31, 2020, we had $63.6 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at March 31, 2020, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.4 million for the three months ended March 31, 2020. Net cash used by operating activities was $1.1 million for the three months ended March 31, 2019. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, proceeds from the sale of loans and the sale of securities, and proceeds from maturing securities and pay downs on securities, was $10.2 million for the three months ended March 31, 2020. Net cash provided by investing activities was $8.9 million for the three months ended March 31, 2019, primarily due to a net decrease in loans of $9.7 million and maturities, prepayments and calls of securities available for sale of $1.9 million, offset by $3.5 million in cash paid, net of cash received, for the sale of branch. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and FHLB advances, was $21.4 million for the three months ended March 31, 2020, as a $20.4 million decrease in deposits was offset by $38.0 million of proceeds from the issuance of FHLB advances. Net cash provided by financing activities was $19.0 million for the three months ended March 31, 2019, as $18.3 million in net proceeds from the Company’s initial public offering were offset by $5.4 million of payments of outstanding FHLB advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

At March 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $46.6 million, or 10.9% of adjusted total assets, which is above the well-capitalized required level of $21.4 million, or 5.0%, and total risk-based capital of $48.6 million, or 14.4% of risk-weighted assets, which is above the well-capitalized required level of $33.8 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

	March 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$46,634	10.9%	$17,147	4.0%	$21,434	5.0%
Risk-based:
Common Tier 1	46,634	13.8%	15,206	4.5%	21,964	6.5%
Tier 1	46,634	13.8%	20,275	6.0%	27,033	8.0%
Total	48,642	14.4%	27,033	8.0%	33,791	10.0%

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, will be eligible to opt into a “Community Bank Leverage Ratio” framework. The framework will first be available for use in PyraMax Bank’s March 31, 2020 Call Report. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The implementing rules also provide that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 9 of the Notes to Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

The following tables present contractual obligations at March 31, 2020 and December 31, 2019.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At March 31, 2020:
Long-term debt obligations	$55,614	$913	$22,021	$2,085	$30,595
Operating lease obligations	82	75	7	—	—

Total	$55,696	$988	$22,028	$2,085	$30,595

At December 31, 2019:
Long-term debt obligations	$17,623	$39	$7,088	$102	$10,394
Operating lease obligations	113	93	20	—	—

Total	$17,736	$132	$7,108	$102	$10,394

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There are no material changes from the risk factors included within the Company’s 2019 Annual Report, other than the risks described below.

The recent global coronavirus outbreak may pose risks and could harm business and results of operations of the Company.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

•	the Company may experience branch closures, work stoppages, interruptions in critical services provided by third party vendors, or the loss or unavailability of key employees due to the pandemic; and

•	there may be increasing or protracted volatility in the price of the Company’s common stock.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

10.1	1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on February 21, 2020 (Commission File No. 001-38778)

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: May 15, 2020	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: May 15, 2020	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)