Form 10-Q
period 2020-06-30
1895 Bancorp of Wisconsin, Inc.
filed 2020-08-14
CIK 1751692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

4,876,677 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 30, 2020.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$66,677	$11,507
Fed funds sold	2,042	200

Cash and cash equivalents	68,719	11,707
Available for sale securities, stated at fair value	65,477	71,375
Marketable equity securities, stated at fair value	2,467	2,553
Loans held for sale	5,598	685
Loans, net of allowance for loan losses of $2,114 and $2,000 respectively	321,034	310,674
Premises and equipment, net	6,477	6,681
Mortgage servicing rights, net	1,587	2,172
Federal Home Loan Bank stock, at cost	3,033	913
Accrued interest receivable	909	963
Cash value of life insurance	13,283	13,085
Other assets	6,632	7,201

TOTAL ASSETS	$495,216	$428,009

Liabilities and Stockholders’ Equity
Deposits	350,007	344,596
Advance payments by borrowers for taxes and insurance	10,623	1,681
Federal Home Loan Bank advances	69,367	17,623
Accrued interest payable	275	385
Other liabilities	4,425	5,059

Total liabilities	434,697	369,344

Common stock, $0.01 par value, 90,000,000 shares authorized, 4,876,677 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	49	49
Additional paid-in capital	20,022	19,981
Unallocated common stock of Employee Stock Ownership Plan, 164,997 and 168,507 shares at June 30, 2020 and December 31, 2019, respectively	(1,650)	(1,685)
Less treasury stock, 42,976 and 0 shares at cost, at June 30, 2020 and December 31, 2019, respectively	(406)	—
Retained earnings	40,694	40,213
Accumulated other comprehensive income, net of income taxes	1,810	107

Total stockholders’ equity	60,519	58,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,216	$428,009

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$3,197	$3,871	$6,610	$7,859
Securities, taxable	381	400	788	792
Other	8	91	48	156

Total interest and dividend income	3,586	4,362	7,446	8,807

Interest expense:
Interest-bearing deposits	615	1,274	1,465	2,454
Borrowed funds	200	62	309	185

Total interest expense	815	1,336	1,774	2,639

Net interest income	2,771	3,026	5,672	6,168
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,771	3,026	5,672	6,168

Noninterest income:
Service charges and other fees	160	223	363	409
Loan servicing, net	(126)	366	(139)	588
Net gain (loss) on sale of loans	1,075	(214)	1,728	(90)
Net gain on sale of securities	—	—	7	—
Increase in cash surrender value of insurance	99	101	198	201
Net gain on death benefit	—	158	—	158
Other	415	18	72	136

Total noninterest income	1,623	652	2,229	1,402

Noninterest expense:
Salaries and employee benefits	2,403	2,303	4,087	4,730
Foreclosed assets, net	1	8	(8)	15
Advertising and promotions	40	44	72	100
Data processing	184	197	367	403
Occupancy and equipment	324	419	697	877
FDIC assessment	31	46	50	139
Other	992	763	1,783	2,088

Total noninterest expense	3,975	3,780	7,048	8,352

Income (loss) before income taxes	419	(102)	853	(782)
Income tax expense (benefit)	225	(93)	372	(302)

Net income (loss)	$194	$(9)	$481	$(480)

Earnings per common share:
Basic	$0.04	$(0.00)	$0.11	$(0.10)

Diluted	$0.04	$(0.00)	$0.11	$(0.10)

Average common shares outstanding:
Basic	4,519,978	4,701,149	4,521,953	4,701,149
Diluted	4,553,546	4,701,149	4,555,295	4,701,149

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) - Unaudited

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net income (loss)	$194	$(9)	$481	$(480)

Other comprehensive income:
Unrealized holding gains arising during the period	2,503	1,096	2,340	2,065
Reclassification adjustment for gains realized in net income	—	—	(7)	—

Other comprehensive income before tax effect	2,503	1,096	2,333	2,065
Tax effect of other comprehensive income items	676	296	630	558

Other comprehensive income, net of tax	1,827	800	1,703	1,507

Comprehensive income	$2,021	$791	$2,184	$1,027

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common stock	Additional paid- in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2019	$—	$—	$—	$—	$39,764	$(1,583)	$38,181
Net loss	—	—	—	—	(471)	—	(471)
Other comprehensive income	—	—	—	—	—	707	707
Net proceeds from stock offering (4,876,677 shares issued)	49	19,980	—	—	—	—	20,029
Purchase of ESOP (175,528 shares purchased)	—	—	—	(1,755)	—	—	(1,755)

Balance as of March 31, 2019	$49	$19,980	$—	$(1,755)	$39,293	$(876)	$56,691

Net loss	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	800	800
ESOP shares committed to be released (3,511 shares)	—	(2)	—	35	—	—	33
Balance as of June 30, 2019	$49	$19,978	$—	$(1,720)	$39,284	$(76)	$57,515

Balance as of January 1, 2020	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	287	—	287
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(124)	(124)
ESOP shares committed to be released (1,755 shares)	—	1	—	17	—	—	18

Balance as of March 31, 2020	$49	$19,982	$(175)	$(1,668)	$40,500	$(17)	$58,671

Net income	—	—	—	—	194	—	194
Other comprehensive income	—	—	—	—	—	1,827	1,827
Repurchase of 1895 Bancorp of Wisconsin, Inc. common stock (25,476 shares repurchased)	—	—	(231)	—	—	—	(231)
ESOP shares committed to be released (1,755 shares)		(4)		18			14
Stock compensation expense	—	44	—	—	—	—	44

Balance as of June 30, 2020	$49	$20,022	$(406)	$(1,650)	$40,694	$1,810	$60,519

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six months ended June 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$481	$(480)
Adjustments to reconcile net loss to net cash from operating activities:
Net amortization of investment securities	134	134
Depreciation	329	342
Net (gain) loss on sale of premises and equipment	33	(97)
Change in fair value of marketable equity securities	(89)	—
Net gain on sale of available for sale securities	(7)	—
Stock compensation expense	44	—
Impairment of mortgage servicing rights	570	—
Provision for deferred income tax	740	152
Originations of mortgage loans held for sale	(103,968)	(32,126)
Proceeds from sales of mortgage loans held for sale	100,783	29,191
Net gain on sale of mortgage loans held for sale	(1,728)	(90)
Net loss on bulk sales of mortgage loans	—	232
Gain on death benefit	—	(158)
ESOP compensation	32	33
Net change in cash value of life insurance	(198)	(201)
Changes in operating assets and liabilities:
Mortgage servicing rights	15	(160)
Accrued interest receivable and other assets	(747)	393
Accrued interest payable and other liabilities	(744)	(232)

Net cash used in operating activities	(4,320)	(3,067)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	279	—
Maturities, prepayments, and calls of available for sale securities	7,825	5,266
Purchases of available for sale securities	—	(6,068)
Net (increase) decrease in loans	(10,360)	29,265
Net capital (expenditures) receipts for premises and equipment	(158)	340
Proceeds from life insurance policies	—	772
Net (increase) decrease in Federal Home Loan Bank stock	(2,120)	348

Net cash (used in) provided by investing activities	(4,534)	29,923

Cash Flows From Financing Activities
Net increase (decrease) in deposits	5,411	(7,424)
Net increase in advance payments by borrowers for taxes and insurance	8,942	7,899
Proceeds from stock offering	—	20,029
Purchase of ESOP shares	—	(1,755)
Proceeds from issuance of Federal Home Loan Bank advances	52,000	—
Principal payments on Federal Home Loan Bank advances	(256)	(17,368)
Purchases of treasury stock	(231)	—

Net cash provided by financing activities	65,866	1,381

Net increase in cash and cash equivalents	57,012	28,237
Cash and cash equivalents at beginning of period	11,707	7,923

Cash and cash equivalents at end of period	$68,719	$36,160

Supplemental cash flow information:
Cash paid during the year for interest	$1,843	$2,436
Noncash activities:
Loans transferred to loans held for sale	$124	$—
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	175	—

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively impact our business, financial condition, results of operations and cash flows.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this quarterly report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended June 30, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING STANDARDS

The following Accounting Standards Updates (ASUs) have been issued by the FASB and may impact the Company’s financial statements in future reporting periods:

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

ASU 2016-02, Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

NOTE 3 – AVAILABLE FOR SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$8,995	$217	$—	$9,212
Government-sponsored mortgage-backed securities	50,200	2,196	—	52,396
Corporate collateralized mortgage obligations	263	—	(8)	255
Asset-backed securities	2,082	—	(52)	2,030
Certificates of deposit	1,458	126	—	1,584

Total	$62,998	$2,539	$(60)	$65,477

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$9,779	$67	$(20)	$9,826
Government-sponsored mortgage-backed securities	56,975	416	(357)	57,034
Corporate collateralized mortgage obligations	284	5	—	289
Asset-backed securities	2,484	—	(19)	2,465
Certificates of deposit	1,707	54	—	1,761

Total	$71,229	$542	$(396)	$71,375

Available for sale securities with a carrying value of $3.6 million and $3.0 million were pledged as collateral at June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$326	$327
Due after one through 5 years	6,469	6,677
Due after 5 through 10 years	2,658	2,765
Due after 10 years	1,000	1,027

Total debt and other securities	10,453	10,796
Mortgage-related securities	50,463	52,651
Asset-backed securities	2,082	2,030

Total	$62,998	$65,477

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$1,326	$—	$—	$—	$1,326	$—
Asset-backed securities	2,011	(52)	19	—	2,030	(52)
Corporate collateralized obligations	255	(8)	—	—	255	(8)

Total	$3,592	$(60)	$19	$—	$3,611	$(60)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$2,052	$(14)	$667	$(6)	$2,719	$(20)
Government-sponsored mortgage-backed securities	15,830	(106)	16,747	(251)	32,577	(357)
Asset-backed securities	2,394	(18)	71	(1)	2,465	(19)

Total	$20,276	$(138)	$17,485	$(258)	$37,761	$(396)

At June 30, 2020 and December 31, 2019, respectively, the Company had 8 and 30 debt securities with unrealized losses representing aggregate depreciation of approximately 1.7% and 1.0% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$—	$—	$279	$—
Gross realized gains	—	—	7	—
Gross realized losses	—	—	—	—

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Commercial:
Real estate	$178,502	$178,882
Land development	1,549	1,623
Other	59,350	34,072
Residential real estate:
First mortgage	55,299	65,450
Construction	2,849	2,041
Consumer:
Home equity and lines of credit	25,769	29,691
Other	438	611

Subtotal	323,756	312,370
Net deferred loan costs (fees)	(608)	304
Allowance for loan losses	(2,114)	(2,000)

Loans, net	$321,034	$310,674

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of June 30, 2020 and December 31, 2019, respectively, the Company had transferred $27.5 million and $26.2 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

An analysis of past due loans is presented below:

	June 30, 2020
	31-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$171	$—	$171	$178,331	$178,502
Land development	—	—	—	1,549	1,549
Other	590	—	590	58,760	59,350
Residential real estate:
First mortgage	589	115	704	54,595	55,299
Construction	—	—	—	2,849	2,849
Consumer:
Home equity and lines of credit	17	7	24	25,745	25,769
Other	—	—	—	438	438

Total	$1,367	$122	$1,489	$322,267	$323,756

NOTE 4 – LOANS (continued)

	December 31, 2019
	31-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$180	$180	$178,702	$178,882
Land development	—	—	—	1,623	1,623
Other	148	—	148	33,924	34,072
Residential real estate:
First mortgage	1,059	537	1,596	63,854	65,450
Construction	—	—	—	2,041	2,041
Consumer:
Home equity and lines of credit	13	—	13	29,678	29,691
Other	—	—	—	611	611

Total	$1,220	$717	$1,937	$310,433	$312,370

There were no loans 90 days or more past due and accruing interest as of June 30, 2020 or December 31, 2019.

A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2020 and June 30, 2019 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended June 30, 2020
Allowance for loan losses
Beginning balance	$1,241	$573	$194	$2,008
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	—	—
Recoveries	2	—	104	106

Ending balance	$1,243	$573	$298	$2,114

Three months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,644	$1,213	$569	$3,426
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	(214)	(46)	(4)	(264)
Recoveries	15	5	5	25

Ending balance	$1,445	$1,172	$570	$3,187

	Commercial	Residential	Consumer	Total
	(in thousands)
Six months ended June 30, 2020
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	(5)	(5)
Recoveries	8	—	111	119

Ending balance	$1,243	$573	$298	$2,114

Six months ended June 30, 2019
Allowance for loan losses
Beginning balance	$1,448	$1,250	$564	$3,262
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	(214)	(83)	(5)	(302)
Recoveries	211	5	11	227

Ending balance	$1,445	$1,172	$570	$3,187

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	June 30, 2020
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$12,087	$657	$27	$12,771
Collectively evaluated for impairment	227,314	57,491	26,180	310,985

Total loans	$239,401	$58,148	$26,207	$323,756

Allowance for loan losses:
Individually evaluated for impairment	$—	$62	$5	$67
Collectively evaluated for impairment	1,243	511	293	2,047

Total allowance for loan losses	$1,243	$573	$298	$2,114

	December 31, 2019
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$6,931	$1,078	$32	$8,041
Collectively evaluated for impairment	207,646	66,413	30,270	304,329

Total loans	$214,577	$67,491	$30,302	$312,370

Allowance for loan losses:
Individually evaluated for impairment	$—	$62	$5	$67
Collectively evaluated for impairment	1,235	511	187	1,933

Total allowance for loan losses	$1,235	$573	$192	$2,000

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

Doubtful ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is unlikely.

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	June 30, 2020
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$150,062	$19,731	$8,709	$178,502
Land development	—	1,549	—	1,549
Other	44,898	11,074	3,378	59,350

Total	$194,960	$32,354	$12,087	$239,401

	December 31, 2019
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$168,834	$4,418	$5,630	$178,882
Land development	—	1,623	—	1,623
Other	27,522	5,517	1,033	34,072

Total	$196,356	$11,558	$6,663	$214,577

There were no loans rated Doubtful or Loss as of June 30, 2020 or December 31, 2019, respectively.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	June 30, 2020
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$53,843	$1,456	$55,299
Construction	2,849	—	2,849
Consumer:
Home equity and lines of credit	25,638	131	25,769
Other	438	—	438

Total	$82,768	$1,587	$84,355

NOTE 4 – LOANS (continued)

	December 31, 2019
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$63,760	$1,690	$65,450
Construction	2,041	—	2,041
Consumer:
Home equity and lines of credit	29,548	143	26,691
Other	611	—	611

Total	$95,960	$1,833	$97,793

Information regarding impaired loans is presented below:

	As of and for the Six Months Ended June 30, 2020
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	62	62	62	62	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	5	6	5	5	—
Other	—	—	—	—	—

Total impaired loans with reserve	67	68	67	67	—

Impaired loans with no reserve:
Commercial:
Real estate	8,709	8,709	NA	6,270	149
Land development	—	—	NA	—	—
Other	3,378	3,378	NA	1,239	38
Residential real estate:
First mortgages	595	866	NA	659	98
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	22	51	NA	26	2
Other	—	—	NA	—	—

Total impaired loans with no reserve	12,704	13,004	NA	8,194	287

Total impaired loans	$12,771	$13,072	$67	$8,261	$287

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	62	62	62	43	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	5	6	5	16	—
Other	—	—	—	—	—

Total impaired loans with reserve	67	68	67	59	—

Impaired loans with no reserve:
Commercial:
Real estate	5,840	5,840	NA	1,824	87
Land development	—	—	NA	126	—
Other	1,091	1,091	NA	488	23
Residential real estate:
First mortgages	1,016	1,350	NA	1,056	18
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	27	56	NA	29	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	7,974	8,337	NA	3,523	128

Total impaired loans	$8,041	$8,405	$67	$3,582	$128

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of June 30, 2020 and December 31, 2019.

Nonperforming loans are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$1,461	$1,416
Nonaccrual loans, troubled debt restructurings	402	597

Total nonperforming loans (NPLs)	$1,863	$2,013

Troubled debt restructurings, accruing	$439	$466

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2020 and year ended December 31, 2019.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2020, the Company had 1 to 3 month deferrals of approximately $155,000 in interest, escrow, and principal payments on $16.9 million in outstanding loans.

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the six months ended June 30, 2020 and 2019.

Information on non-accrual loans is presented below:

	June 30, 2020	December 31, 2019
	(in thousands)
Commercial:
Real estate	$276	$180
Land development	—	—
Other	—	—
Residential real estate:
First mortgages	1,456	1,690
Construction	—	—
Consumer:
Home equity and lines of credit	131	143
Other	—	—

Total non-accrual loans	$1,863	$2,013

Total non-accrual loans to total loans	0.57%	0.64%
Total non-accrual loans to total assets	0.37%	0.47%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $337.8 million and $336.7 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,936	$2,117	$2,172	$2,103
Additions	247	250	346	329
Amortization	(243)	(104)	(361)	(169)
Increase in valuation allowance	(353)	—	(570)	—

Mortgage servicing rights ending balance	$1,587	$2,263	$1,587	$2,263

Fair value at beginning of period	$1,958	$3,386	$2,404	$3,371
Fair value at end of period	$1,587	$2,891	$1,587	$2,891

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of June 30, 2020, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 19.4% to 46.4%, respectively, both of which were based on market data from independent organizations.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of June 30, 2020. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of June 30, 2020:	(in thousands)
2020	$335
2021	314
2022	294
2023	273
2024	250
Thereafter	121

Total	$1,587

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	June 30, 2020	December 31, 2019
	(in thousands)
Non-interest bearing checking	$83,819	$62,768
Interest bearing checking	27,237	25,432
Money market	80,301	65,999
Statement savings	54,576	47,981
Certificates of deposit[1]	104,074	142,416

Total	$350,007	$344,596

[1]	Included in these amounts are brokered deposits of $10.5 million and $29.6 million as of June 30, 2020 and December 31, 2019, respectively.

The Company held $15.2 million and $16.3 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 6 – DEPOSITS (continued)

The scheduled maturities of certificates of deposit are presented below:

June 30, 2020
(in thousands)
2020	$52,087
2021	47,003
2022	3,251
2023	600
2024	814
Thereafter	319

Total	$104,074

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	June 30, 2020		December 31, 2019
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Fixed rate, fixed term advances	1.41% - 1.77%	$24,000	1.41%	$7,000
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	—	—
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	—	—
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	604	7.47%	623
Advance structured note, payments due monthly, maturing April 2030	1.05%	9,842	—	—
Advance structured note, payments due monthly, maturing May 2030	1.19%	9,921	—	—

Total		$69,367		$17,623

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	June 30, 2020
	Weighted Average Rate	Amount
	(dollars in thousands)
2020	1.25%	$969
2021	0.95%	12,956
2022	1.54%	8,481
2023	1.54%	8,507
2024	1.28%	2,032
Thereafter	1.08%	36,422

Total		$69,367

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

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES (continued)

The Company has pledged approximately $117.1 million and $125.5 million of qualifying loans as collateral for Federal Home Loan Bank advances as of June 30, 2020 and December 31, 2019, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million and $913,000 of Federal Home Loan Bank stock held by the Company as of June 30, 2020 and December 31, 2019, respectively. The Company’s available and unused portion of this borrowing agreement totaled $46.7 million and $107.0 million as of June 30, 2020 and December 31, 2019, respectively. Additional borrowing would require additional stock purchase.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) was $225,000 and ($93,000) for the three months ended June 30, 2020 and 2019, respectively, and $372,000 and ($302,000) for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we recorded a deferred tax asset valuation allowance of $150,000, reducing our net deferred tax asset to $4.0 million at that date. We did not have a deferred tax asset valuation allowance at December 31, 2019.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carryforward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies.

Due to recent changes in market conditions and current events related to COVID-19, the board and management continue to assess their deferred tax assets including forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at June 30, 2020.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	June 30, 2020
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$16,587	$37,769	$54,356
Standby letters of credit	23	2,125	2,148
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	943	—	943
Commitments to sell loans	61,573	—	61,573
Overdraft protection program commitments	4,091	—	4,091

	December 31, 2019
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$21,745	$36,108	$57,853
Standby letters of credit	—	—	—
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	841	—	841
Commitments to sell loans	10,917	—	10,917
Overdraft protection program commitments	4,129	—	4,129

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; real estate; and stocks and bonds. Commitments to sell loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $5.1 million of commitments to deliver loans through the Program as of June 30, 2020. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of June 30, 2020 and December 31, 2019, the Company had no liability outstanding related to the Program.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $18,000 and $17,000 in compensation expense for the three months ended June 30, 2020 and June 30, 2019, respectively, and $32,000 and $33,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Shares committed to be released	3,510	7,021
Total allocated shares	7,021	—
Total unallocated shares	164,997	168,507

Total ESOP shares	175,528	175,528

Fair value of unallocated shares (based on $9.10 and $10.78 share price as of June 30, 2020 and December 31, 2019, respectively)	$1,501	$1,817

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Beginning balance	$1,172	$1,289
New loans	4	378
Repayments	(113)	(495)

Ending balance	$1,063	$1,172

Deposits from directors, executive officers, and their affiliates totaled $913,000 and $1.7 million at June 30, 2020 and December 31, 2019, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $8,000 and $9,000 during the three months ended June 30, 2020 and 2019, respectively, and $15,000 and $21,000 for the six months ended June 30, 2020 and 2019, respectively.

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

Mortgage servicing rights – The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights. The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service. Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy. The Company records the mortgage servicing rights at the lower of amortized cost or fair value.

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

		Recurring Fair Value Measurements Using
	June 30, 2020	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,467	$2,467	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	9,212	—	9,212	—
Government-sponsored mortgage-backed securities	52,396	—	52,396	—
Corporate collateralized mortgage obligations	255	—	255	—
Asset-backed securities	2,030	—	2,030	—
Certificates of deposit	1,584	—	1,584	—

Total	$67,944	$2,467	$65,477	$—

		Recurring Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,553	$2,553	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	9,826	—	9,826	—
Government-sponsored mortgage-backed securities	57,034	—	57,034	—
Corporate collateralized mortgage obligations	289	—	289	—
Asset-backed securities	2,465	—	2,465	—
Certificates of deposit	1,761	—	1,761	—

Total	$73,928	$2,553	$71,375	$—

Loans with a carrying amount of $67,000 and $67,000, respectively, were considered impaired and written down to their estimated fair value of $0 and $0 as of June 30, 2020 and December 31, 2019, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $67,000 and $67,000 as of June 30, 2020 and December 31, 2019, respectively. Mortgage servicing rights are measured at fair value on a non-recurring basis. At June 30, 2020, mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimate fair value of $1.6 million. There was no impairment on mortgage servicing rights as of December 31, 2019. There were no foreclosed assets as of June 30, 2020 and December 31, 2019.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of financial instruments are presented below:

	June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$68,719	$68,719	$—	$—
Available for sale securities	65,477	—	65,477	—
Marketable equity securities stated at fair value	2,467	2,467	—	—
Loans held for sale	5,598	—	5,598	—
Loans	321,034	—	—	326,025
Accrued interest receivable	909	909	—	—
Federal Home Loan Bank stock	3,033	—	—	3,033
Cash value of life insurance	13,283	—	—	13,283
Financial liabilities:
Deposits	350,007	245,934	—	104,522
Advance payments by borrowers for taxes and insurance	10,623	10,623	—	—
Federal Home Loan Bank advances	69,367	—	—	71,288
Accrued interest payable	275	275	—	—

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,707	$11,707	$—	$—
Available for sale securities	71,375	—	71,375	—
Marketable equity securities stated at fair value	2,553	2,553	—	—
Loans held for sale	685	—	685	—
Loans	310,674	—	—	310,993
Accrued interest receivable	963	963	—	—
Federal Home Loan Bank stock	913	—	—	913
Cash value of life insurance	13,085	—	—	13,085
Financial liabilities:
Deposits	344,596	202,180	—	142,708
Advance payments by borrowers for taxes and insurance	1,681	1,681	—	—
Federal Home Loan Bank advances	17,623	—	—	17,976
Accrued interest payable	385	385	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$47,457	10.0%	$19,021	4.0%	$23,776	5.0%
Risk-based:
Common Equity Tier 1	47,457	14.4%	14,875	4.5%	21,487	6.5%
Tier 1	47,457	14.4%	19,834	6.0%	26,445	8.0%
Total	49,571	15.0%	26,445	8.0%	33,057	10.0%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$46,316	10.7%	$17,392	4.0%	$21,740	5.0%
Risk-based:
Common Equity Tier 1	46,316	13.5%	15,391	4.5%	22,232	6.5%
Tier 1	46,316	13.5%	20,522	6.0%	27,362	8.0%
Total	48,316	14.1%	27,362	8.0%	34,203	10.0%

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

Earnings per common share for the three and six months ended June 30, 2020 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income (loss)	$194	$(9)	$481	$(480)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	4,686	4,877	4,689	4,877
Less: Weighted average unallocated ESOP shares	166	176	167	176

Weighted average shares outstanding for basic EPS	4,520	4,701	4,522	4,701
Additional dilutive shares	34	—	33	—

Weighted average shares outstanding for dilutive EPS	4,554	4,701	4,555	4,701

Basic income (loss) per share	$0.04	$(0.00)	$0.11	$(0.10)
Diluted income (loss) per share	$0.04	$(0.00)	$0.11	$(0.10)

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

A summary of the Company’s stock option activity for the period ended June 30, 2020 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	—	$—	—	—
Granted	218,115	7.89	9.81	263,575
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding June 30, 2020	218,115	7.89	9.81	263,575

Options exercisable at June 30, 2020	—	—	—	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $17,000 in stock option expense during the three and six month period ended June 30, 2020. At June 30, 2020, the Company had $414,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of five years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	84,949	7.92
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2020	84,949	$7.92

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $27,000 in restricted stock option expense during the three and six month period ended June 30, 2020. At June 30, 2020, the Company had $641,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2020 and for the three and six months ended June 30, 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Additionally, the outbreak of Coronavirus Disease 2019 (“COVID-19”) will continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2020, the Company had 1 to 3 month deferrals of approximately $155,000 in interest, escrow, and principal payments on $16.9 million in outstanding loans.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company is actively participating in assisting our customers with applications for resources through the program. PPP loans will have: (a) an interest rate of 1.0%, (b) two-year and five-year loan terms to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As of June 30, 2020, we have funded 245 loans totaling $30.2 million.

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a regular basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets increased $67.2 million, or 15.7%, to $495.2 million at June 30, 2020 from $428.0 million at December 31, 2019. The increase was primarily due to the increase in cash and cash equivalents of $57.0 million during the six month period ended June 30, 2020. Total assets were also impacted by a $5.9 million, or 8.3%, decrease in available-for-sale securities, as well as a $10.4 million increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $57.0 million, or 487.0%, to $68.7 million at June 30, 2020 from $11.7 million at December 31, 2019. The increase was due primarily to the increase of $51.7 million in FHLB advances during the six months ended June 30, 2020, net of FHLB advances used to fund loan growth, resulting in a $10.4 million increase in net loans for the same period.

Available-for-Sale Securities. Available-for-sale securities decreased $5.9 million, or 8.3%, to $65.5 million at June 30, 2020 from $71.4 million at December 31, 2019. The decrease was due primarily to maturities, prepayments and calls of available for sale securities totaling $7.8 million.

Loans Held for Sale. Loans held for sale increased $4.9 million to $5.6 million at June 30, 2020 from $685,000 at December 31, 2019. The increase was due primarily to increased volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the falling interest rate environment.

Net Loans. Net loans increased $10.4 million, or 3.3%, to $321.0 million at June 30, 2020 from $310.7 million at December 31, 2019. The increase was due primarily to a $25.3 million increase in commercial loans resulting from the Company’s participation in the Small Business Administration Paycheck Protection Program. The increase was offset by decreases in first mortgage residential real estate loans and consumer home equity lines of credit due to normal payment and refinancing activity.

Deposits. Deposits increased $5.4 million, or 1.6%, to $350.0 million at June 30, 2020 from $344.6 million at December 31, 2019. This increase was primarily due to an increase of noninterest bearing checking accounts of $21.1 million to $83.8 million at June 30, 2020 from $62.8 million at December 31, 2019. We continued our marketing focus to concentrate on non-maturing deposits such as savings accounts and money market accounts, which increased $6.6 million and $14.3 million, respectively. These accounts carry lower interest rates and offer more flexibility in a changing rate environment. These increases were offset by a $38.3 million decrease in certificates of deposits to $104.1 million at June 30, 2020 from $142.4 million at December 31, 2019. Included in the decrease, brokered certificates of deposits decreased $19.1 million as we replaced maturing brokered certificates with lower cost FHLB advances.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $8.9 million to $10.6 million at June 30, 2020 from $1.7 million at December 31, 2019. The increase was due to normal seasonal activity.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $51.7 million, or 293.6%, to $69.4 million at June 30, 2020 from $17.6 million at December 31, 2019. The increase was due to $52.0 million in proceeds from FHLB advances during the six months ended June 30, 2020, partially offset by principal repayments on existing advances of $256,000 during the same period. The advances replaced $19.1 million in maturing brokered certificates of deposit.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.9 million, or 3.2%, to $60.6 million at June 30, 2020 from $58.7 million at December 31, 2019. The increase was primarily due to net income of $481,000 and other comprehensive income of $1.7 million for the six months ended June 30, 2020. The Company reclassified shares held in its deferred compensation plan to treasury stock at June 30, 2020, resulting in a reduction in total equity of $175,000. The Company also purchased treasury shares at a cost of $231,000, resulting in a reduction in total equity of that amount.

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

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$328,948	$3,197	3.90%	$358,380	$3,871	4.33%
Securities available-for-sale	67,597	381	2.26%	67,217	400	2.39%
Other interest-earning assets	46,246	8	0.07%	17,763	91	2.04%

Total interest-earning assets	442,971	3,586	3.25%	443,360	4,362	3.95%
Non-interest-earning assets	37,616			34,309

Total assets	$480,407			$477,669

Interest-earning liabilities:
NOW accounts	$26,112	$11	0.17%	$25,006	$12	0.20%
Money market accounts	71,786	101	0.57%	63,109	192	1.22%
Savings accounts	52,182	14	0.11%	51,048	17	0.13%
Certificates of deposit	109,813	489	1.79%	202,805	1,053	2.08%

Total interest-bearing deposits	259,893	615	0.95%	341,968	1,274	1.49%
Federal Home Loan Bank advances	67,777	200	1.18%	14,020	62	1.76%
Other interest-bearing liabilities	8,153	—	—	6,859	—	—

Total interest-bearing liabilities	335,823	815	0.97%	362,847	1,336	1.48%
Non-interest-bearing deposits	87,551			61,919
Other non-interest-bearing liabilities	4,170			2,547

Total liabilities	427,544			427,313
Total stockholders’ equity	52,863			50,356

Total liabilities and stockholders’ equity	$480,407			$477,669

Net interest income		$2,771			$3,026

Net interest-earning assets	$106,968			$80,513

Interest rate spread(1)			2.27%			2.47%
Net interest margin(2)			2.50%			2.73%
Average interest-earning assets to average interest-bearing liabilities	131.85%			122.19%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$319,441	$6,610	4.15%	$364,329	$7,859	4.35%
Securities available-for-sale	68,737	788	2.30%	66,141	792	2.41%
Other interest-earning assets	31,149	48	0.31%	15,014	156	2.09%

Total interest-earning assets	419,327	7,446	3.56%	445,484	8,807	3.99%
Non-interest-earning assets	36,285			39,923

Total assets	$455,612			$481,577

Interest-earning liabilities:
NOW accounts	$25,859	$30	0.23%	$24,953	$29	0.23%
Money market accounts	69,618	252	0.73%	60,113	331	1.11%
Savings accounts	50,037	30	0.12%	50,851	33	0.13%
Certificates of deposit	120,826	1,153	1.91%	202,115	2,061	2.06%

Total interest-bearing deposits	266,340	1,465	1.10%	338,032	2,454	1.46%
Federal Home Loan Bank advances	49,035	309	1.26%	21,845	185	1.70%
Other interest-bearing liabilities	5,986	—	—	5,072	—	—

Total interest-bearing liabilities	321,361	1,774	1.11%	364,949	2,639	1.46%
Non-interest-bearing deposits	77,146			66,242
Other non-interest-bearing liabilities	3,477			2,664

Total liabilities	401,984			433,855
Total stockholders’ equity	53,628			47,722

Total liabilities and stockholders’ equity	$455,612			$481,577

Net interest income		$5,672			$6,168

Net interest-earning assets	$97,966			$80,535

Interest rate spread(1)			2.45%			2.53%
Net interest margin(2)			2.71%			2.77%
Average interest-earning assets to average interest-bearing liabilities	130.48%			122.07%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(303)	(371)	(674)
Securities	2	(21)	(19)
Other	(210)	127	(83)

Total interest-earning assets	(511)	(265)	(776)

Interest-bearing liabilities:
NOW	(1)	2	1
Money market deposits	(31)	122	91
Savings	—	3	3
Certificates of deposit	430	134	564

Total interest-bearing deposits	398	261	659
Borrowings	(151)	13	(138)
Other	—	—	—

Total interest-bearing liabilities	247	274	521

Change in net interest income	$(264)	9	(255)

	Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(939)	(310)	(1,249)
Securities	48	(52)	(4)
Other	(520)	412	(108)

Total interest-earning assets	(1,411)	50	(1,361)

Interest-bearing liabilities:
NOW	(1)	—	(1)
Money market deposits	(67)	146	79
Savings	—	3	3
Certificates of deposit	783	125	908

Total interest-bearing deposits	715	274	989
Borrowings	(156)	32	(124)
Other	—	—	—

Total interest-bearing liabilities	559	306	865

Change in net interest income	$(852)	356	(496)

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. We recorded net income of $194,000 for the three months ended June 30, 2020, compared to net loss of $9,000 for the three months ended June 30, 2019, an increase of $203,000. The increase was due primarily to an increase in net gains on sale of first mortgage residential real estate loans and a decrease in interest expense. The increase was offset by a decrease in interest and dividend income of $776,000.

Interest and Dividend Income. Interest and dividend income decreased $776,000, or 17.8%, to $3.6 million for the three months ended June 30, 2020 from $4.4 million for the three months ended June 30, 2019. The decrease was due primarily to the decreases in first mortgage residential real estate loans and consumer home equity lines of credit due to normal payment and refinancing activity. Additionally, falling interest rates during the period contributed to the decrease.

Interest Expense. Interest expense decreased $521,000, or 39.0%, to $815,000 for the three months ended June 30, 2020, from $1.3 million for the three months ended June 30, 2019, as rates on interest-bearing liabilities decreased 51 basis points due to the declining interest rate environment and the Company’s shift from certificates of deposits into lower cost FHLB advances as sources of funding during the 2020 period.

Net Interest Income. Net interest income decreased $255,000, or 8.5%, to $2.8 million for the three months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019. The rate for average interest-bearing liabilities decreased to 0.97% for the three months ended June 30, 2020, from 1.48% for the three months ended June 30, 2019. This 51 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 70 basis points, to 3.25% for the three months ended June 30, 2020, from 3.95% for the three months ended June 30, 2019. Our net interest rate spread decreased 20 basis points to 2.27% for the three months ended June 30, 2020, from 2.47% for the three months ended June 30, 2019. Our net interest margin also decreased to 2.50% from 2.73% over the same period due to the yield on interest-earning assets decreasing 19 basis points more than the cost of funds on interest-bearing liabilities.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2020 and 2019, respectively. The allowance for loan losses was $2.1 million, or 0.7%, of total loans, at June 30, 2020, compared to $3.2 million, or 0.9% of total loans, at June 30, 2019. Non-performing loans constituted 0.5% of total gross loans at June 30, 2020 and 0.5% of gross loans at June 30, 2019. Net recoveries for the three months ended June 30, 2020 were $106,000 compared to net charge-offs of $239,000 for the 2019 period.

Non-interest Income. Non-interest income increased $971,000, or 148.9%, to $1.6 million for the three months ended June 30, 2020 from $652,000 for the three months ended June 30, 2019. The increase was due primarily to gains on sale of first mortgage residential real estate loans of $1.1 million for the three months ended June 30, 2020 compared to a loss of $214,000 for the three months ended June 30, 2019. Loan servicing income, net of amortization and valuation allowance, decreased $492,000 during the period primarily due to an impairment charge of $353,000 on mortgage servicing rights recorded during the three months ended June 30, 2020. This impairment charge resulted from a decrease in fair value of the Company’s mortgage servicing rights due to the current interest rate environment. This decrease was partially offset by an increase of $397,000 in other non-interest income during the three months ended June 30, 2020 due to an increase in the market value of marketable securities held in a Rabbi Trust.

Non-interest Expense. Non-interest expense increased $195,000, or 5.2%, to $4.0 million for the three months ended June 30, 2020 from $3.8 million for the three months ended June 30, 2019. The increase was due primarily to a $100,000 increase in salaries and employee benefits during the three months ended June 30, 2020 resulting from an increase in deferred compensation expense. Other non-interest expense also increased by $229,000 for the three months ended June 30, 2020 due to an increase in tax and accounting services.

Income Tax Expense. We recorded income tax expense of $225,000 for the three months ended June 30, 2020, compared to an income tax benefit of $93,000 for the three ended June 30, 2019. Due to recent changes in market conditions and current events related to COVID-19, we reduced our estimate of future taxable income and established a valuation allowance for deferred tax assets in the amount of $150,000 for the period ended June 30, 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. We recorded net income of $481,000 for the six months ended June 30, 2020, compared to net loss of $480,000 for the six months ended June 30, 2019, an increase of $961,000. The increase was due primarily to an increase in net gains on sale of first mortgage residential real estate loans, offset by a decrease in net interest income.

Interest and Dividend Income. Interest and dividend income decreased $1.4 million, or 15.5%, to $7.4 million for the six months ended June 30, 2020 from $8.8 million for the six months ended June 30, 2019. The decrease was due primarily to the decreases in first mortgage residential real estate loans and consumer home equity lines of credit due to normal payment and refinancing activity.

Interest Expense. Interest expense decreased $865,000, or 32.6%, to $1.8 million for the six months ended June 30, 2020, from $2.6 million for the six months ended June 30, 2019, as rates on interest-bearing liabilities decreased 35 basis points due to the declining interest rate environment and the Company’s shift from certificates of deposits into lower cost FHLB advances as sources of funding during the 2020 period.

Net Interest Income. Net interest income decreased $496,000, or 8.1%, to $5.7 million for the six months ended June 30, 2020 from $6.2 million for the six months ended June 30, 2019. The rate for average interest-bearing liabilities decreased to 1.11% for the six months ended June 30, 2020, from 1.46% for the six months ended June 30, 2019. This 35 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 43 basis points, to 3.56% for the six months ended June 30, 2020, from 3.99% for the six months ended June 30, 2019. Our net interest rate spread decreased 8 basis points to 2.45% for the six months ended June 30, 2020, from 2.53% for the six months ended June 30, 2019, and our net interest margin also decreased to 2.71% from 2.77% over the same period due to a $26.2 million, or 5.9%, reduction in average total interest-earning assets outstanding and the yield on interest-earning assets decreasing 8 basis points more than the cost of funds on interest-bearing liabilities.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended June 30, 2020 and 2019, respectively. The allowance for loan losses was $2.1 million, or 0.7%, of total loans, at June 30, 2020, compared to $3.2 million, or 0.9% of total loans, at June 30, 2019. Non-performing loans constituted 0.5% of total gross loans at June 30, 2020 and 0.5% of gross loans at June 30, 2019. Net recoveries for the six months ended June 30, 2020 were $114,000 compared to net charge-offs of $75,000 for the 2019 period.

Non-interest Income. Non-interest income increased $827,000, or 59.0%, to $2.2 million for the six months ended June 30, 2020 from $1.4 million for the six months ended June 30, 2019. The increase was due primarily to gains on the sale of first mortgage residential real estate loans, which increased $1.8 million to $1.7 million for the six months ended June 30, 2020 from a loss of $90,000 for the six months ended June 30, 2019. This increase was partially offset by a decrease of $728,000 in loan servicing income primarily due to an impairment charge of $570,000 on mortgage servicing rights recorded during the six months ended June 30, 2020. The impairment was based on a fair value determined by market data from independent organizations.

Non-interest Expense. Non-interest expense decreased $1.3 million, or 15.6%, to $7.0 million for the six months ended June 30, 2020 from $8.4 million for the six months ended June 30, 2019. The decrease was due primarily to a $643,000 decrease in salaries and employee benefits as a result of recent branch closings and a reduction of head count. Other non-interest expense also decreased by $305,000 for the six months ended June 30, 2020, as the Company recognized $588,000 in consulting fees incurred in connection with the conversion and initial public stock offering as well as expenses associated with the establishment and funding of our charitable foundation in 2019.

Income Tax Expense. We recorded income tax expense of $372,000 for the six months ended June 30, 2020, compared to an income tax benefit of $302,000 for the six months ended June 30, 2019. Due to recent changes in market conditions and current events related to COVID-19, we reduced our estimate of future taxable income and established a valuation allowance for deferred tax assets in the amount of $150,000 for the period ended June 30, 2020.

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

The table below sets forth, as of June 30, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,273	17.94%
+300	12,986	15.40%
+200	12,532	11.36%
+100	11,972	6.39%
Level	11,253	—%
-100	11,004	(2.21)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of June 30, 2020, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$72,906	$13,523	22.77%
300	72,361	12,978	21.85%
200	69,450	10,067	16.95%
100	65,384	6,001	10.11%
—	59,383	—	—%
(100)	59,666	283	0.48%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2020, in the event of a 100-basis point increase in interest rates, we would have experienced a 10.11% increase in our EVE. In the event of a 200-basis point increase in interest rates at June 30, 2020, we would have experienced a 16.95% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2020, we had $69.4 million outstanding in advances from the FHLB. At June 30, 2020, we had $46.7 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at June 30, 2020, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $4.3 million for the six months ended June 30, 2020. Net cash used by operating activities was $3.1 million for the six months ended June 30, 2019. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of FHLB stock, offset by proceeds from maturing securities and pay downs on securities, was $4.5 million for the six months ended June 30, 2020. Net cash provided by investing activities was $29.9 million for the six months ended June 30, 2019. Net cash provided by financing activities, consisting primarily increases of $5.4 million in deposits and $52.0 million of proceeds from the issuance of FHLB advances, was $65.9 million for the six months ended June 30, 2020. Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2019, as $20.0 million in net proceeds from the Company’s initial public offering and $7.9 million in advance payments by borrowers for taxes and insurance were offset by $17.4 million of payments of outstanding FHLB advances and a $7.4 million decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

The Company’s Board of Directors authorized a stock repurchase plan in the first quarter of 2020 allowing the Company to repurchase up to 109,725 shares of stock. As of June 30, 2020, the Company had repurchased 25,476 shares at an average price of $9.04 under the approved stock repurchase plan.

At June 30, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $47.4 million, or 10.0% of adjusted total assets, which is above the well-capitalized required level of $23.8 million, or 5.0%, and total risk-based capital of $49.6 million, or 15.0% of risk-weighted assets, which is above the well-capitalized required level of $33.1 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

	June 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$47,457	10.0%	$19,021	4.0%	$23,776	5.0%
Risk-based:
Common Tier 1	47,457	14.4%	14,875	4.5%	21,487	6.5%
Tier 1	47,457	14.4%	19,834	6.0%	26,445	8.0%
Total	49,571	15.0%	26,445	8.0%	33,057	10.0%

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are eligible to opt into a “Community Bank Leverage Ratio” framework. The framework was first available for use in PyraMax Bank’s June 30, 2020 Call Report; however, we did not elect adoption. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The implementing rules also provide that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio.

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

The following tables present contractual obligations at June 30, 2020 and December 31, 2019.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At June 30, 2020:
Long-term debt obligations	$69,367	$5,944	$23,958	$4,069	$35,396
Operating lease obligations	61	61	—	—	—

Total	$69,428	$6,005	$23,958	$4,069	$35,396

At December 31, 2019:
Long-term debt obligations	$17,623	$39	$7,088	$102	$10,394
Operating lease obligations	113	93	20	—	—

Total	$17,736	$132	$7,108	$102	$10,394

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission, as supplemented by our March 31, 2020 Quarterly Report on Form 10-Q. There are no material changes from the risk factors included within those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2020:

			Total Number of
			Shares Purchased	Maximum Number
			as Part of	of Shares That May
	Total Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs (1)
April 1, 2020 through April 30, 2020	—	$—	—	109,725
May 1, 2020 through May 31, 2020	14,476	8.50	14,476	95,499
June 1, 2020 through June 30, 2020	11,000	9.75	11,000	84,499

Total	25,476		25,476

(1)

The Board of Directors approved a stock repurchase plan in January 2020 that authorizes the repurchase of up to 109,725 shares, or approximately 5% of the Company’s then-outstanding shares of common stock, excluding shares held by 1895 Bancorp of Wisconsin, MHC. The repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: August 14, 2020	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: August 14, 2020	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)