Form 10-Q
period 2020-09-30
1895 Bancorp of Wisconsin, Inc.
filed 2020-11-12
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

YES  ☐    NO  ☒

4,769,952 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 12, 2020.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and due from banks	$78,042	$11,507
Fed funds sold	856	200

Cash and cash equivalents	78,898	11,707

Available for sale securities, stated at fair value	58,428	71,375
Marketable equity securities, stated at fair value	2,693	2,553
Loans held for sale	5,062	685
Loans, net of allowance for loan losses of $2,650 and $2,000 respectively	328,820	310,674
Premises and equipment, net	6,380	6,681
Mortgage servicing rights, net	1,615	2,172
Federal Home Loan Bank stock, at cost	3,032	913
Accrued interest receivable	997	963
Cash value of life insurance	13,384	13,085
Other assets	5,543	7,201

TOTAL ASSETS	$504,852	$428,009

Liabilities and Stockholders’ Equity
Deposits	354,985	344,596
Advance payments by borrowers for taxes and insurance	11,428	1,681
Federal Home Loan Bank advances	68,884	17,623
Accrued interest payable	208	385
Other liabilities	9,707	5,059

Total liabilities	445,212	369,344

Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at September 30, 2020 and December 31, 2019 Issued - 4,876,677 at September 30, 2020 and December 31, 2019 Outstanding - 4,769,952 at September 30, 2020 and 4,876,677 at December 31, 2019	49	49
Additional paid-in capital	20,076	19,981
Unallocated common stock of Employee Stock Ownership Plan, 163,242 and 168,507 shares at September 30, 2020 and December 31, 2019, respectively	(1,632)	(1,685)
Less treasury stock, 124,225 and 0 shares at cost, at September 30, 2020 and December 31, 2019, respectively	(1,199)	—
Retained earnings	41,106	40,213
Accumulated other comprehensive income, net of income taxes	1,240	107

Total stockholders’ equity	59,640	58,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$504,852	$428,009

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$3,617	$3,840	$10,228	$11,699
Securities, taxable	304	406	1,092	1,198
Other	17	133	65	289

Total interest and dividend income	3,938	4,379	11,385	13,186

Interest expense:
Interest-bearing deposits	480	1,210	1,946	3,664
Borrowed funds	207	51	516	236

Total interest expense	687	1,261	2,462	3,900

Net interest income	3,251	3,118	8,923	9,286
Provision for loan losses	500	—	500	—

Net interest income after provision for loan losses	2,751	3,118	8,423	9,286

Noninterest income:
Service charges and other fees	215	223	578	632
Loan servicing, net	252	166	112	754
Net gain on sale of loans	936	513	2,665	423
Net gain on sale of securities	1,014	—	1,022	—
Increase in cash surrender value of insurance	101	99	299	300
Net gain on death benefit	—	—	—	158
Other	241	10	312	146

Total noninterest income	2,759	1,011	4,988	2,413

Noninterest expense:
Salaries and employee benefits	2,419	2,281	6,506	7,011
Foreclosed assets, net	—	(101)	(8)	(86)
Advertising and promotions	31	35	103	135
Data processing	206	171	573	574
Occupancy and equipment	319	392	1,016	1,269
FDIC assessment	31	—	81	—
Other	887	780	2,670	3,007

Total noninterest expense	3,893	3,558	10,941	11,910

Income (loss) before income taxes	1,617	571	2,470	(211)
Income tax expense (benefit)	1,205	135	1,577	(167)

Net income (loss)	$412	$436	$893	$(44)

Earnings (loss) per common share:
Basic	$0.09	$0.09	$0.20	$(0.01)

Diluted	$0.09	$0.09	$0.20	$(0.01)

Average common shares outstanding:
Basic	4,481,625	4,704,660	4,494,234	4,702,904
Diluted	4,519,626	4,704,660	4,529,967	4,702,904

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net income (loss)	$412	$436	$893	$(44)

Other comprehensive income (loss):
Unrealized holding gains arising during the period	233	679	2,574	2,744
Reclassification adjustment for gains realized in net income	(1,014)	—	(1,022)	—

Other comprehensive income (loss) before tax effect	(781)	679	1,552	2,744
Tax effect of other comprehensive income (loss) items	(211)	183	419	741

Other comprehensive income (loss), net of tax	(570)	496	1,133	2,003

Comprehensive income (loss)	$(158)	$932	$2,026	$1,959

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) – Unaudited

	Common stock	Additional paid- in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2020	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	287	—	287
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(124)	(124)
ESOP shares committed to be released (1,755 shares)	—	1	—	17	—	—	18

Balance as of March 31, 2020	$49	$19,982	$(175)	$(1,668)	$40,500	$(17)	$58,671

Net income	—	—	—	—	194	—	194
Other comprehensive income	—	—	—	—	—	1,827	1,827
Repurchase of 1895 Bancorp of Wisconsin, Inc. common stock (25,476 shares repurchased)	—	—	(231)	—	—	—	(231)
ESOP shares committed to be released (1,755 shares)		(4)		18			14
Stock compensation expense	—	44	—	—	—	—	44

Balance as of June 30, 2020	$49	$20,022	$(406)	$(1,650)	$40,694	$1,810	$60,519

Net income	—	—	—	—	412	—	412
Other comprehensive loss	—	—	—	—	—	(570)	(570)
Repurchase of 1895 Bancorp of Wisconsin, Inc. common stock (81,249 shares repurchased)	—	—	(793)	—	—	—	(793)
ESOP shares committed to be released (1,755 shares)		(1)		18			17
Stock compensation expense	—	55	—	—	—	—	55

Balance as of September 30, 2020	$49	$20,076	$(1,199)	$(1,632)	$41,106	$1,240	$59,640

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common stock	Additional paid- in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2019	$—	$—	$—	$—	$39,764	$(1,583)	$38,181
Net loss	—	—	—	—	(471)	—	(471)
Other comprehensive income	—	—	—	—	—	707	707
Net proceeds from stock offering (4,876,677 shares issued)	49	19,980	—	—	—	—	20,029
Purchase of ESOP (175,528 shares purchased)	—	—	—	(1,755)	—	—	(1,755)

Balance as of March 31, 2019	$49	$19,980	$—	$(1,755)	$39,293	$(876)	$56,691

Net loss	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	800	800
ESOP shares committed to be released (3,511 shares)	—	(2)	—	35	—	—	33

Balance as of June 30, 2019	$49	$19,978	$—	$(1,720)	$39,284	$(76)	$57,515

Net income	—	—	—	—	436	—	436
Other comprehensive income	—	—	—	—	—	496	496
ESOP shares committed to be released (1,755 shares)	—	—	—	18	—	—	18

Balance as of September 30, 2019	$49	$19,978	$—	$(1,702)	$39,720	$420	$58,465

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine months ended September 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$893	$(44)
Adjustments to reconcile net loss to net cash from operating activities:
Net amortization of investment securities	180	198
Depreciation	494	512
Provision for loan losses	500	—
Net loss (gain) on sale of premises and equipment	33	(96)
Change in fair value of marketable equity securities	(315)	—
Net gain on sale of available for sale securities	(1,022)	—
Stock compensation expense	99	—
Impairment of mortgage servicing rights	575	—
Provision for deferred income tax	1,814	216
Originations of mortgage loans held for sale	(158,442)	(65,629)
Proceeds from sales of mortgage loans held for sale	156,730	62,828
Net gain on sale of mortgage loans held for sale	(2,665)	(423)
Gain on death benefit	—	(158)
ESOP compensation	49	51
Net change in cash value of life insurance	(299)	(199)
Net gain on sale of foreclosed assets	—	(103)
Changes in operating assets and liabilities:
Mortgage servicing rights	(18)	(98)
Accrued interest receivable and other assets	(609)	698
Accrued interest payable and other liabilities	(651)	(487)

Net cash used in operating activities	(2,654)	(2,734)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	19,283	—
Maturities, prepayments, and calls of available for sale securities	51,697	6,885
Purchases of available for sale securities	(50,517)	(6,743)
Net (increase) decrease in loans	(18,646)	44,884
Net proceeds from sales of premises	—	1,627
Net capital expenditures for premises and equipment	(226)	(1,408)
Proceeds from life insurance policies	—	772
Proceeds from sale of foreclosed assets	—	237
Net (increase) decrease in Federal Home Loan Bank stock	(2,119)	348

Net cash (used in) provided by investing activities	(528)	46,602

Cash Flows From Financing Activities
Net increase (decrease) in deposits	10,389	(48,162)
Net increase in advance payments by borrowers for taxes and insurance	9,747	10,830
Proceeds from stock offering	—	20,029
Purchase of ESOP shares	—	(1,755)
Proceeds from issuance of Federal Home Loan Bank advances	52,000	—
Principal payments on Federal Home Loan Bank advances	(739)	(22,377)
Purchases of treasury stock	(1,024)	—

Net cash provided by (used in) financing activities	70,373	(41,435)

Net increase in cash and cash equivalents	67,191	2,433
Cash and cash equivalents at beginning of period	11,707	7,923

Cash and cash equivalents at end of period	$78,898	$10,356

Supplemental cash flow information:
Cash paid during the year for interest	$2,639	$3,853
Noncash activities:
Loans transferred to loans held for sale	$124	$134
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	175	—
Increase in net unsettled security purchases	5,122	—

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively impact our business, financial condition, results of operations and cash flows.

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this quarterly report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended September 30, 2020 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

ASU 2016-02, Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. On June 3, 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

NOTE 3 – AVAILABLE FOR SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$7,659	$250	$—	$7,909
Government-sponsored mortgage-backed securities	40,007	1,312	—	41,319
Corporate collateralized mortgage obligations	237	—	(2)	235
Asset-backed securities	7,369	16	(7)	7,378
Certificates of deposit	1,458	129	—	1,587

Total	$56,730	$1,707	$(9)	$58,428

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$9,779	$67	$(20)	$9,826
Government-sponsored mortgage-backed securities	56,975	416	(357)	57,034
Corporate collateralized mortgage obligations	284	5	—	289
Asset-backed securities	2,484	—	(19)	2,465
Certificates of deposit	1,707	54	—	1,761

Total	$71,229	$542	$(396)	$71,375

Available for sale securities with a carrying value of $2.1 million and $3.0 million were pledged as collateral at September 30, 2020 and December 31, 2019, respectively.

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

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$326	$326
Due after one through 5 years	6,462	6,682
Due after 5 through 10 years	1,329	1,444
Due after 10 years	1,000	1,044

Total debt and other securities	9,117	9,496
Mortgage-related securities	40,244	41,554
Asset-backed securities	7,369	7,378

Total	$56,730	$58,428

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Asset-backed securities	$436	$(1)	$1,509	$(6)	$1,945	$(7)
Corporate collateralized obligations	145	(2)	—	—	145	(2)

Total	$581	$(3)	$1,509	$(6)	$2,090	$(9)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$2,052	$(14)	$667	$(6)	$2,719	$(20)
Government-sponsored mortgage-backed securities	15,830	(106)	16,747	(251)	32,577	(357)
Asset-backed securities	2,394	(18)	71	(1)	2,465	(19)

Total	$20,276	$(138)	$17,485	$(258)	$37,761	$(396)

At September 30, 2020 and December 31, 2019, respectively, the Company had 5 and 30 debt securities with unrealized losses representing aggregate depreciation of approximately 0.4% and 1.0% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$19,005	$—	$19,283	$—

Gross realized gains	1,014	—	1,022	—
Gross realized losses	—	—	—	—

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Commercial:
Real estate	$183,377	$178,882
Land development	1,524	1,623
Other	59,793	34,072
Residential real estate:
First mortgage	59,456	65,450
Construction	2,965	2,041
Consumer:
Home equity and lines of credit	24,379	29,691
Other	421	611

Subtotal	331,915	312,370
Net deferred loan costs (fees)	(445)	304
Allowance for loan losses	(2,650)	(2,000)

Loans, net	$328,820	$310,674

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2020 and December 31, 2019, respectively, the Company had transferred $28.6 million and $26.2 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

An analysis of past due loans is presented below:

	September 30, 2020
	31-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$183,377	$183,377
Land development	—	—	—	1,524	1,524
Other	—	—	—	59,793	59,793
Residential real estate:
First mortgage	664	51	715	58,741	59,456
Construction	—	—	—	2,965	2,965
Consumer:
Home equity and lines of credit	28	28	56	24,323	24,379
Other	—	—	—	421	421

Total	$692	$79	$771	$331,144	$331,915

NOTE 4 – LOANS (continued)

	December 31, 2019
	31-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$180	$180	$178,702	$178,882
Land development	—	—	—	1,623	1,623
Other	148	—	148	33,924	34,072
Residential real estate:
First mortgage	1,059	537	1,596	63,854	65,450
Construction	—	—	—	2,041	2,041
Consumer:
Home equity and lines of credit	13	—	13	29,678	29,691
Other	—	—	—	611	611

Total	$1,220	$717	$1,937	$310,433	$312,370

There were no loans 90 days or more past due and accruing interest as of September 30, 2020 or December 31, 2019.

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and September 30, 2019 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended September 30, 2020
Allowance for loan losses
Beginning balance	$1,243	$573	$298	$2,114
Provision for loan losses	360	100	40	500
Loans charged-off	—	(60)	(2)	(62)
Recoveries	2	88	8	98

Ending balance	$1,605	$701	$344	$2,650

Three months ended September 30, 2019
Allowance for loan losses
Beginning balance	$1,445	$1,172	$570	$3,187
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(181)	(181)
Recoveries	6	—	6	12

Ending balance	$1,451	$1,172	$395	$3,018

NOTE 4 – LOANS (continued)

	Commercial	Residential	Consumer	Total
	(in thousands)
Nine months ended September 30, 2020
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision (credit) for loan losses	360	100	40	500
Loans charged-off	—	(60)	(7)	(67)
Recoveries	10	88	119	217

Ending balance	$1,605	$701	$344	$2,650

Nine months ended September, 2019
Allowance for loan losses
Beginning balance	$1,448	$1,250	$564	$3,262
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	(214)	(83)	(186)	(483)
Recoveries	217	5	17	239

Ending balance	$1,451	$1,172	$395	$3,018

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	September 30, 2020
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$11,529	$517	$27	$12,073
Collectively evaluated for impairment	233,165	61,904	24,773	319,842

Total loans	$244,694	$62,421	$24,800	$331,915

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$5	$5
Collectively evaluated for impairment	1,605	701	339	2,645

Total allowance for loan losses	$1,605	$701	$344	$2,650

	December 31, 2019
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$6,931	$1,078	$32	$8,041
Collectively evaluated for impairment	207,646	66,413	30,270	304,329

Total loans	$214,577	$67,491	$30,302	$312,370

Allowance for loan losses:
Individually evaluated for impairment	$—	$62	$5	$67
Collectively evaluated for impairment	1,235	511	187	1,933

Total allowance for loan losses	$1,235	$573	$192	$2,000

NOTE 4 – LOANS (continued)

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

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	September 30, 2020
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$150,199	$27,047	$6,131	$183,377
Land development	—	—	1,524	1,524
Other	43,372	12,769	3,652	59,793

Total	$193,571	$39,816	$11,307	$244,694

	December 31, 2019
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$168,834	$4,418	$5,630	$178,882
Land development	—	1,623	—	1,623
Other	27,522	5,517	1,033	34,072

Total	$196,356	$11,558	$6,663	$214,577

There were no loans rated Doubtful or Loss as of September 30, 2020 or December 31, 2019, respectively.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	September 30, 2020
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$58,182	$1,274	$59,456
Construction	2,965	—	2,965
Consumer:
Home equity and lines of credit	24,236	143	24,379
Other	421	—	421

Total	$85,804	$1,417	$87,221

NOTE 4 – LOANS (continued)

	December 31, 2019
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$63,760	$1,690	$65,450
Construction	2,041	—	2,041
Consumer:
Home equity and lines of credit	29,548	143	26,691
Other	611	—	611

Total	$95,960	$1,833	$97,793

Information regarding impaired loans is presented below:

	As of and for the Nine Months Ended September 30, 2020
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	48	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	5	6	5	5	—
Other	—	—	—	—	—

Total impaired loans with reserve	5	6	5	53	—

Impaired loans with no reserve:
Commercial:
Real estate	6,352	6,352	NA	6,257	275
Land development	1,525	1,525	NA	169	17
Other	3,652	3,789	NA	1,983	89
Residential real estate:
First mortgages	517	641	NA	620	254
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	22	51	NA	24	2
Other	—	—	NA	—	—

Total impaired loans with no reserve	12,068	12,358	NA	9,053	637

Total impaired loans	$12,073	$12,364	$5	$9,106	$637

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	62	62	62	43	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	5	6	5	16	—
Other	—	—	—	—	—

Total impaired loans with reserve	67	68	67	59	—

Impaired loans with no reserve:
Commercial:
Real estate	5,840	5,840	NA	1,824	87
Land development	—	—	NA	126	—
Other	1,091	1,091	NA	488	23
Residential real estate:
First mortgages	1,016	1,350	NA	1,056	18
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	27	56	NA	29	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	7,974	8,337	NA	3,523	128

Total impaired loans	$8,041	$8,405	$67	$3,582	$128

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of September 30, 2020 and December 31, 2019.

Nonperforming loans are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$1,093	$1,416
Nonaccrual loans, troubled debt restructurings	324	597

Total nonperforming loans (NPLs)	$1,417	$2,013

Troubled debt restructurings, accruing	$435	$466

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2020 and year ended December 31, 2019.

The provisions of the March 2020 Coronavirus Aid, Relief and Economic Security (“CARES”) Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2020, the Company had 1 to 3 month deferrals of approximately $155,000 in interest, escrow, and principal payments on $16.4 million in outstanding loans.

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the nine months ended September 30, 2020 and 2019.

Information on non-accrual loans is presented below:

	September 30, 2020	December 31, 2019
	(in thousands)
Commercial:
Real estate	$—	$180
Land development	—	—
Other	—	—
Residential real estate:
First mortgages	1,274	1,690
Construction	—	—
Consumer:
Home equity and lines of credit	143	143
Other	—	—

Total non-accrual loans	$1,417	$2,013

Total non-accrual loans to total loans	0.43%	0.64%
Total non-accrual loans to total assets	0.28%	0.47%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $346.1 million and $336.7 million as of September 30, 2020 and December 31, 2019, respectively.

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,587	$2,263	$2,172	$2,103
Additions	232	77	578	406
Amortization	(199)	(139)	(560)	(308)
Increase in valuation allowance	(5)	—	(575)	—

Mortgage servicing rights ending balance	$1,615	$2,201	$1,615	$2,201

Fair value at beginning of period	$1,587	$2,891	$2,404	$3,371
Fair value at end of period	$1,615	$2,407	$1,615	$2,407

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of September 30, 2020, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 20.9% to 46.9%, respectively, both of which were based on market data from independent organizations.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2020. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of September 30, 2020:
2020	$341
2021	320
2022	299
2023	278
2024	254
Thereafter	123

Total	$1,615

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	September 30, 2020	December 31, 2019
	(in thousands)
Non-interest bearing checking	$91,103	$62,768
Interest bearing checking	28,986	25,432
Money market	86,831	65,999
Statement savings	57,334	47,981
Certificates of deposit(1)	90,731	142,416

Total	$354,985	$344,596

(1)	Included in these amounts are brokered deposits of $10.5 million and $29.6 million as of September 30, 2020 and December 31, 2019, respectively.

The Company held $9.0 million and $16.3 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 6 – DEPOSITS (continued)

The scheduled maturities of certificates of deposit are presented below:

September 30, 2020
(in thousands)
2020	$24,979
2021	60,238
2022	3,466
2023	639
2024	862
Thereafter	547

Total	$90,731

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	September 30, 2020		December 31, 2019
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Fixed rate, fixed term advances	1.41% - 1.77%	$24,000	1.41%	$7,000
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	—	—
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	—	—
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	594	7.47%	623
Advance structured note, payments due monthly, maturing April 2030	1.05%	9,604	—	—
Advance structured note, payments due monthly, maturing May 2030	1.19%	9,686	—	—

Total		$68,884		$17,623

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	September 30, 2020
	Weighted Average Rate	Amount
	(dollars in thousands)
2020	1.25%	$485
2021	0.95%	12,956
2022	1.54%	8,481
2023	1.54%	8,507
2024	1.28%	2,032
Thereafter	1.08%	36,423

Total		$68,884

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

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES (continued)

The Company has pledged approximately $146.2 million and $125.5 million of qualifying loans as collateral for Federal Home Loan Bank advances as of September 30, 2020 and December 31, 2019, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million and $913,000 of Federal Home Loan Bank stock held by the Company as of September 30, 2020 and December 31, 2019, respectively. The Company’s available and unused portion of this borrowing agreement totaled $76.3 million and $107.0 million as of September 30, 2020 and December 31, 2019, respectively. Additional borrowing would require additional purchase of FHLB stock.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) was $1.2 million and $135,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and ($167,000) for the nine months ended September 30, 2020 and 2019, respectively. Included in these amounts were $784,000 and $934,000 related to increases in our deferred tax valuation allowance for the three and nine months ended September 30, 2020. As of September 30, 2020, the deferred tax asset valuation allowance was $934,000, reducing our net deferred tax asset to $3.0 million at that date. We did not have a deferred tax asset valuation allowance at December 31, 2019.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and taxable income in prior carryback years as permitted under tax law.

Due to recent changes in market conditions and current events related to COVID-19, the board and management continue to assess the Company’s deferred tax assets including forecasted future projected income and future reversals of existing temporary differences. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at September 30, 2020.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	September 30, 2020
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$20,232	$36,715	$56,947
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,051	—	1,051
Commitments to sell loans	54,934	—	54,934
Overdraft protection program commitments	4,090	—	4,090

	December 31, 2019
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$21,745	$36,108	$57,853
Standby letters of credit	—	—	—
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	841	—	841
Commitments to sell loans	10,917	—	10,917
Overdraft protection program commitments	4,129	—	4,129

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $2.4 million of commitments to deliver loans through the Program as of September 30, 2020. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2020 and December 31, 2019, the Company had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization, effective January 8, 2019. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.

The ESOP purchased 175,528 shares of the Company’s common stock, which was funded by a loan from the Company. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $17,000 and $18,000 in compensation expense for the three months ended September 30, 2020 and September 30, 2019, respectively, and $49,000 and $51,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Shares committed to be released	5,265	7,021
Total allocated shares	7,021	—
Total unallocated shares	163,242	168,507

Total ESOP shares	175,528	175,528

Fair value of unallocated shares (based on $9.26 and $10.78 share price as of September 30, 2020 and December 31, 2019, respectively)	$1,512	$1,817

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Beginning balance	$1,172	$1,289
New loans	38	378
Repayments	(166)	(495)

Ending balance	$1,044	$1,172

Deposits from directors, executive officers, and their affiliates totaled $1.0 million and $1.7 million at September 30, 2020 and December 31, 2019, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $6,000 and $8,000 during the three months ended September 30, 2020 and 2019, respectively, and $21,000 and $29,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

		Recurring Fair Value Measurements Using
	September 30, 2020	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,693	$2,693	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	7,909	—	7,909	—
Government-sponsored mortgage-backed securities	41,319	—	41,319	—
Corporate collateralized mortgage obligations	235	—	235	—
Asset-backed securities	7,378	—	7,378	—
Certificates of deposit	1,587	—	1,587	—

Total	$61,121	$2,693	$58,428	$—

		Recurring Fair Value Measurements Using
	December 31, 2019	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,553	$2,553	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	9,826	—	9,826	—
Government-sponsored mortgage-backed securities	57,034	—	57,034	—
Corporate collateralized mortgage obligations	289	—	289	—
Asset-backed securities	2,465	—	2,465	—
Certificates of deposit	1,761	—	1,761	—

Total	$73,928	$2,553	$71,375	$—

Impaired loans are measured at fair value on a non-recurring basis. Loans with a carrying amount of $5,000 and $67,000, respectively, were considered impaired and written down to their estimated fair value of $0 and $0 as of September 30, 2020 and December 31, 2019, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $5,000 and $67,000 as of September 30, 2020 and December 31, 2019, respectively.

Mortgage servicing rights are measured at fair value on a non-recurring basis. At September 30, 2020, mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimated fair value of $1.6 million. There was no impairment on mortgage servicing rights as of December 31, 2019.

There were no foreclosed assets as of September 30, 2020 and December 31, 2019.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of financial instruments are presented below:

	September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$78,898	$78,898	$—	$—
Available for sale securities	58,428	—	58,428	—
Marketable equity securities stated at fair value	2,693	2,693	—	—
Loans held for sale	5,062	—	5,062	—
Loans	328,820	—	—	333,541
Accrued interest receivable	997	997	—	—
Federal Home Loan Bank stock	3,032	—	—	3,032
Cash value of life insurance	13,384	—	—	13,384
Financial liabilities:
Deposits	354,985	264,255	—	91,043
Advance payments by borrowers for taxes and insurance	11,428	11,428	—	—
Federal Home Loan Bank advances	68,884	—	70,854	—
Accrued interest payable	208	208	—	—

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$11,707	$11,707	$—	$—
Available for sale securities	71,375	—	71,375	—
Marketable equity securities stated at fair value	2,553	2,553	—	—
Loans held for sale	685	—	685	—
Loans	310,674	—	—	310,993
Accrued interest receivable	963	963	—	—
Federal Home Loan Bank stock	913	—	—	913
Cash value of life insurance	13,085	—	—	13,085
Financial liabilities:
Deposits	344,596	202,180	—	142,708
Advance payments by borrowers for taxes and insurance	1,681	1,681	—	—
Federal Home Loan Bank advances	17,623	—	17,976	—
Accrued interest payable	385	385	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$48,670	9.9%	$19,624	4.0%	$24,529	5.0%

Risk-based:
Common Equity Tier 1	48,670	15.1%	14,518	4.5%	20,970	6.5%
Tier 1	48,670	15.1%	19,357	6.0%	25,809	8.0%
Total	51,320	15.9%	25,809	8.0%	32,262	10.0%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$46,316	10.7%	$17,392	4.0%	$21,740	5.0%

Risk-based:
Common Equity Tier 1	46,316	13.5%	15,391	4.5%	22,232	6.5%
Tier 1	46,316	13.5%	20,522	6.0%	27,362	8.0%
Total	48,316	14.1%	27,362	8.0%	34,203	10.0%

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

Earnings per common share for the three and nine months ended September 30, 2020 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net income (loss)	$412	$436	$893	$(44)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	4,647	4,877	4,660	4,877
Less: Weighted average unallocated ESOP shares	165	172	166	174

Weighted average shares outstanding for basic EPS	4,482	4,705	4,494	4,703
Additional dilutive shares	38	—	36	—

Weighted average shares outstanding for dilutive EPS	4,520	4,705	4,530	4,703

Basic and diluted income (loss) per share	$0.09	$0.09	$0.20	$(0.01)

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

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of income.

A summary of the Company’s stock option activity for the period ended September 30, 2020 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	—	$—	—	—
Granted	218,115	7.89	9.55	394,444
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding September 30, 2020	218,115	7.89	9.55	394,444

Options exercisable at September 30, 2020	—	—	—	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $22,000 and $39,000 in stock option expense during the three and nine month period ended September 30, 2020, respectively. At September 30, 2020, the Company had $392,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of five years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	84,949	7.87
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2020	84,949	$7.87

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $33,000 and $60,000 in restricted stock option expense during the three and nine month period ended September 30, 2020, respectively. At September 30, 2020, the Company had $607,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2020 and for the three and nine months ended September 30, 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to continue to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2020, the Company had 1 to 3 month deferrals of approximately $155,000 in interest, escrow, and principal payments on $16.4 million in outstanding loans.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company actively participated in assisting our customers with applications for resources through the program until its closing on August 8, 2020. PPP loans originated by the Company have: (a) an interest rate of 1.0%, (b) two-year and five-year loan terms to maturity; and (c) principal and interest payments deferred for ten months after the end date of the borrowers forgiveness period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As of September 30, 2020, we have funded 246 PPP loans totaling $30.3 million.

Because of the above and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in our latest Annual Report on Form 10-K under the heading “Risk Factors” and in our subsequent Quarterly Reports on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets increased $76.9 million, or 18.0%, to $504.9 million at September 30, 2020 from $428.0 million at December 31, 2019. The increase was primarily due to the increase in cash and cash equivalents of $67.2 million during the nine month period ended September 30, 2020 as a result of $52.0 million in proceeds from FHLB advances and an increase in noninterest bearing checking accounts of $28.3 million. Total assets were also impacted by a $12.9 million, or 18.1%, decrease in available-for-sale securities, as well as an $18.1 million, or 5.1%, increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $67.2 million to $78.9 million at September 30, 2020 from $11.7 million at December 31, 2019. The increase was due primarily to the increase of $51.3 million in FHLB advances during the nine months ended September 30, 2020, a portion of which was used to fund loan growth, resulting in an $18.1 million increase in net loans for the same period. The increase in cash and cash equivalents was also due to proceeds from sales of available-for-sale securities of $19.3 million and an increase in noninterest bearing checking accounts of $28.3 million during the nine months ended September 30, 2020.

Available-for-Sale Securities. Available-for-sale securities decreased $12.9 million, or 18.1%, to $58.4 million at September 30, 2020 from $71.4 million at December 31, 2019. The decrease was due primarily to sales of available-for-sale securities of $19.3 million as well as maturities, prepayments and calls of available for sale securities totaling $51.7 million. These were offset by purchases of available for sale securities totaling $50.5 million during the nine months ended September 30, 2020.

Loans Held for Sale. Loans held for sale increased $4.4 million to $5.1 million at September 30, 2020 from $685,000 at December 31, 2019. The increase was due primarily to increased volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the declining interest rate environment.

Net Loans. Net loans increased $18.1 million, or 5.8%, to $328.8 million at September 30, 2020 from $310.7 million at December 31, 2019. The increase was due primarily to a $30.1 million increase in commercial loans resulting from the Company’s participation in the Small Business Administration Paycheck Protection Program. The increase was offset by decreases in first mortgage residential real estate loans and consumer home equity lines of credit due to normal payment and refinancing activity.

Deposits. Deposits increased $10.4 million, or 3.0%, to $355.0 million at September 30, 2020 from $344.6 million at December 31, 2019. This increase was primarily due to an increase of noninterest bearing checking accounts of $28.3 million to $91.1 million at September 30, 2020 from $62.8 million at December 31, 2019. We continued our marketing focus to concentrate on non-maturing deposits such as savings accounts and money market accounts, which increased $9.4 million and $20.8 million, respectively. These accounts carry lower interest rates and offer more flexibility in a changing rate environment. These increases were offset by a $51.7 million decrease in certificates of deposits to $90.7 million at September 30, 2020 from $142.4 million at December 31, 2019, including a decrease in brokered certificates of deposits of $19.1 million as we replaced maturing brokered certificates with lower cost FHLB advances.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $9.7 million to $11.4 million at September 30, 2020 from $1.7 million at December 31, 2019. The increase was due to normal seasonal activity.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $51.3 million, or 290.9%, to $68.9 million at September 30, 2020 from $17.6 million at December 31, 2019. The increase was due to $52.0 million in proceeds from FHLB advances during the nine months ended September 30, 2020, partially offset by principal repayments on existing advances of $739,000 during the same period. The advances replaced $19.1 million in maturing brokered certificates of deposit.

Total Stockholders’ Equity. Total stockholders’ equity increased $975,000, or 1.7%, to $59.6 million at September 30, 2020 from $58.7 million at December 31, 2019. The increase was primarily due to net income of $893,000 and other comprehensive income of $1.1 million for the nine months ended September 30, 2020. The Company reclassified shares held in its deferred compensation plan to treasury stock at September 30, 2020, resulting in a reduction in total equity of $175,000. The Company also purchased treasury shares at a cost of $1.0 million under the current stock repurchase plan, resulting in a reduction in total equity of that amount.

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

	Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$328,550	$3,617	4.37%	$338,645	$3,840	4.54%
Securities available-for-sale	61,059	304	1.97%	68,511	406	2.37%
Other interest-earning assets	68,616	17	0.10%	21,841	133	2.44%

Total interest-earning assets	458,225	3,938	3.42%	428,997	4,379	4.08%
Non-interest-earning assets	37,044			33,701

Total assets	$495,269			$462,698

Interest-earning liabilities:
NOW accounts	$28,417	$8	0.11%	$25,876	$14	0.22%
Money market accounts	82,041	103	0.50%	68,744	212	1.23%
Savings accounts	55,683	14	0.10%	50,536	17	0.13%
Certificates of deposit	97,355	355	1.45%	178,925	967	2.16%

Total interest-bearing deposits	263,496	480	0.72%	324,081	1,210	1.49%
Federal Home Loan Bank advances	69,049	207	1.19%	11,413	51	1.79%
Other interest-bearing liabilities	10,886	—	—	10,560	—	—

Total interest-bearing liabilities	343,431	687	0.80%	346,054	1,261	1.46%
Non-interest-bearing deposits	91,485			62,612
Other non-interest-bearing liabilities	4,768			4,402

Total liabilities	439,684			413,068
Total stockholders’ equity	55,585			49,630

Total liabilities and stockholders’ equity	$495,269			$462,698

Net interest income		$3,251			$3,118

Net interest-earning assets	$114,794			$82,943

Interest rate spread(1)			2.62%			2.62%
Net interest margin(2)			2.82%			2.91%
Average interest-earning assets to average interest-bearing liabilities	133.43%			123.97%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$322,480	$10,228	4.24%	$355,770	$11,699	4.38%
Securities available-for-sale	66,177	1,092	2.20%	66,931	1,198	2.39%
Other interest-earning assets	43,638	65	0.20%	17,289	289	2.23%

Total interest-earning assets	432,295	11,385	3.52%	439,990	13,186	4.00%
Non-interest-earning assets	36,536			35,294

Total assets	$468,831			$475,284

Interest-earning liabilities:
NOW accounts	$26,712	$39	0.19%	$25,261	$43	0.23%
Money market accounts	73,759	355	0.64%	62,990	543	1.15%
Savings accounts	51,919	44	0.11%	50,746	50	0.13%
Certificates of deposit	113,004	1,508	1.78%	194,386	3,028	2.08%

Total interest-bearing deposits	265,394	1,946	0.98%	333,383	3,664	1.47%
Federal Home Loan Bank advances	55,706	516	1.24%	18,367	236	1.71%
Other interest-bearing liabilities	7,619	—	—	6,902	—	—

Total interest-bearing liabilities	328,719	2,462	1.00%	358,652	3,900	1.45%
Non-interest-bearing deposits	81,926			65,032
Other non-interest-bearing liabilities	3,907			4,021

Total liabilities	414,552			427,705
Total stockholders’ equity	54,279			47,579

Total liabilities and stockholders’ equity	$468,831			$475,284

Net interest income		$8,923			$9,286

Net interest-earning assets	$103,576			$81,338

Interest rate spread(1)			2.52%			2.55%
Net interest margin(2)			2.76%			2.81%
Average interest-earning assets to average interest-bearing liabilities	131.51%			122.68%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(113)	(110)	(223)
Securities	(41)	(61)	(102)
Other	(211)	95	(116)

Total interest-earning assets	(365)	(76)	(441)

Interest-bearing liabilities:
NOW	(2)	8	6
Money market deposits	(53)	162	109
Savings	(2)	5	3
Certificates of deposit	357	255	612

Total interest-bearing deposits	300	430	730
Borrowings	(166)	10	(156)
Other	—	—	—

Total interest-bearing liabilities	134	440	574

Change in net interest income	$(231)	364	133

	Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,066)	(405)	(1,471)
Securities	(14)	(92)	(106)
Other	(559)	335	(224)

Total interest-earning assets	(1,639)	(162)	(1,801)

Interest-bearing liabilities:
NOW	(3)	7	4
Money market deposits	(119)	307	188
Savings	(1)	7	6
Certificates of deposit	1,133	387	1,520

Total interest-bearing deposits	1,010	708	1,718
Borrowings	(325)	45	(280)
Other	—	—	—

Total interest-bearing liabilities	685	753	1,438

Change in net interest income	$(954)	591	(363)

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. We recorded net income of $412,000 for the three months ended September 30, 2020, compared to net income of $436,000 for the three months ended September 30, 2019, a decrease of $24,000.

Interest and Dividend Income. Interest and dividend income decreased $441,000, or 10.1%, to $3.9 million for the three months ended September 30, 2020 from $4.4 million for the three months ended September 30, 2019. The decrease was due primarily to the decreases in first mortgage residential real estate loans and consumer home equity lines of credit due to normal payment and refinancing activity. Additionally, declining interest rates during the period contributed to the decrease.

Interest Expense. Interest expense decreased $574,000, or 45.5%, to $687,000 for the three months ended September 30, 2020, from $1.3 million for the three months ended September 30, 2019, as rates on interest-bearing liabilities decreased 66 basis points due to the declining interest rate environment and the Company’s shift from certificates of deposits into lower cost FHLB advances as sources of funding during the 2020 period.

Net Interest Income. Net interest income increased $133,000, or 4.3%, to $3.3 million for the three months ended September 30, 2020 from $3.1 million for the three months ended September 30, 2019. The rate for average interest-bearing liabilities decreased to 0.80% for the three months ended September 30, 2020, from 1.46% for the three months ended September 30, 2019. This 66 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 66 basis points, to 3.42% for the three months ended September 30, 2020, from 4.08% for the three months ended September 30, 2019.

Provision for Loan Losses. We recorded $500,000 in provision for loan losses for the three months ended September 30, 2020, compared to no provision recorded during the three months ended September 30, 2019. The allowance for loan losses was $2.7 million, or 0.8%, of total loans, at September 30, 2020, compared to $3.0 million, or 0.9% of total loans, at September 30, 2019. Non-performing loans constituted 0.4% of total gross loans at September 30, 2020 and 0.5% of gross loans at September 30, 2019. Net recoveries for the three months ended September 30, 2020 were $36,000 compared to net charge-offs of $169,000 for the same period in 2019.

Non-interest Income. Non-interest income increased $1.7 million, or 172.9%, to $2.8 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019. The increase was due primarily to increases in gains on sale of first mortgage residential real estate loans of $423,000 and available-for-sale securities of $1.0 million for the three months ended September 30, 2020 when compared to the same period in 2019. Further contributing to the increase was a $231,000 increase in other non-interest income during the three months ended September 30, 2020 due to an increase in the market value of marketable securities held in a Rabbi Trust.

Non-interest Expense. Non-interest expense increased $335,000, or 9.4%, to $3.9 million for the three months ended September 30, 2020 from $3.6 million for the three months ended September 30, 2019. The increase was due primarily to a $138,000 increase in salaries and employee benefits during the three months ended September 30, 2020 resulting from an increase in deferred compensation expense. Other non-interest expense also increased by $107,000 for the three months ended September 30, 2020 due to an increase in tax and accounting services.

Income Tax Expense. We recorded income tax expense of $1.2 million for the three months ended September 30, 2020, compared $135,000 in income tax expense for the three ended September 30, 2019. Due to recent changes in market conditions and current events related to COVID-19, we reduced our estimate of future taxable income causing an increase in our valuation allowance for deferred tax assets in the amount of $784,000 for the three months ended September 30, 2020.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and 2019

General. We recorded net income of $893,000 for the nine months ended September 30, 2020, compared to net loss of $44,000 for the nine months ended September 30, 2019, an increase of $937,000. The increase was due primarily to an increase in net gains on sale of first mortgage residential real estate loans, offset by a decrease in net interest income.

Interest and Dividend Income. Interest and dividend income decreased $1.8 million, or 13.7%, to $11.4 million for the nine months ended September 30, 2020 from $13.2 million for the nine months ended September 30, 2019. The decrease was due primarily to the decreases in first mortgage residential real estate loans and consumer home equity lines of credit due to normal payment and refinancing activity. Additionally, declining interest rates during the period contributed to the decrease.

Interest Expense. Interest expense decreased $1.4 million, or 36.9%, to $2.5 million for the nine months ended September 30, 2020, from $3.9 million for the nine months ended September 30, 2019, as rates on interest-bearing liabilities decreased 45 basis points due to the declining interest rate environment and the Company’s shift from certificates of deposits into lower cost FHLB advances as sources of funding during the 2020 period.

Net Interest Income. Net interest income decreased $363,000, or 3.9%, to $8.9 million for the nine months ended September 30, 2020 from $9.3 million for the nine months ended September 30, 2019. The rate for average interest-bearing liabilities decreased to 1.00% for the nine months ended September 30, 2020, from 1.45% for the nine months ended September 30, 2019. This 45 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 48 basis points, to 3.52% for the nine months ended September 30, 2020, from 4.00% for the nine months ended September 30, 2019. Our net interest rate spread decreased 3 basis points to 2.52% for the nine months ended September 30, 2020, from 2.55% for the nine months ended September 30, 2019, and our net interest margin also decreased to 2.76% from 2.81%.

Provision for Loan Losses. We recorded $500,000 in provision for loan losses for the nine months ended September 30, 2020, compared to no provision recorded during the nine months ended September 30, 2019. The allowance for loan losses was $2.7 million, or 0.8%, of total loans, at September 30, 2020, compared to $3.0 million, or 0.9% of total loans, at September 30, 2019. Non-performing loans constituted 0.4% of total gross loans at September 30, 2020 and 0.5% of gross loans at September 30, 2019. Net recoveries for the nine months ended September 30, 2020 were $150,000 compared to net charge-offs of $244,000 for the same period in 2019.

Non-interest Income. Non-interest income increased $2.6 million, or 106.7%, to $5.0 million for the nine months ended September 30, 2020 from $2.4 million for the nine months ended September 30, 2019. The increase was due primarily to increases in gains on sale of first mortgage residential real estate loans of $2.2 million and available-for-sale securities of $1.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. Further contributing to the increase was a $166,000 increase in other non-interest income during the nine months ended September 30, 2020 due to an increase in the market value of marketable securities held in a Rabbi Trust. The overall increase in non-interest income was partially offset by a decrease of $642,000 in loan servicing income primarily due to an impairment charge of $575,000 on mortgage servicing rights recorded during the nine months ended September 30, 2020. The impairment was based on a fair value determined by market data from independent organizations.

Non-interest Expense. Non-interest expense decreased $969,000, or 8.1%, to $10.9 million for the nine months ended September 30, 2020 from $11.9 million for the nine months ended September 30, 2019. The decrease was due primarily to a $505,000 decrease in salaries and employee benefits as a result of recent branch closings and a reduction of head count. Other non-interest expense also decreased by $337,000 for the nine months ended September 30, 2020, as the Company recognized $588,000 in consulting fees incurred in connection with the conversion and initial public stock offering as well as expenses associated with the establishment and funding of our charitable foundation in 2019.

Income Tax Expense. We recorded income tax expense of $1.6 million for the nine months ended September 30, 2020, compared to an income tax benefit of $167,000 for the nine months ended September 30, 2019. Due to recent changes in market conditions and current events related to COVID-19, we reduced our estimate of future taxable income and established a valuation allowance for deferred tax assets in the amount of $934,000 for the period ended September 30, 2020.

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

The table below sets forth, as of September 30, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,990	24.91%
+300	13,511	20.63%
+200	12,836	14.60%
+100	12,111	8.13%
Level	11,200	—%
-100	10,895	(2.73)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of September 30, 2020, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
400	$69,109	$17,497	33.90%
300	67,698	16,086	31.17%
200	63,815	12,203	23.64%
100	58,890	7,278	14.10%
—	51,612	—	—%
(100)	51,819	207	0.40%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2020, in the event of a 100-basis point increase in interest rates, we would have experienced a 14.10% increase in our EVE. In the event of a 200-basis point increase in interest rates at September 30, 2020, we would have experienced a 23.64% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2020, we had $68.9 million outstanding in advances from the FHLB. At September 30, 2020, we had $76.3 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at September 30, 2020, we had a $10.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2020 and 2019. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of available for sale securities and the purchase of FHLB stock, offset by proceeds from sales of securities, maturing securities and pay downs on securities, was $529,000 for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $46.6 million for the nine months ended September 30, 2019. This change in net cash related to investing activities is primarily due to an increase of $43.8 million in purchases of available for sale securities to $50.5 million during the nine months ended September 30, 2020, compared to $6.7 million for the nine months ended September 30, 2019. Further, net loans increased $18.1 million during the nine months ended September 30, 2020 whereas net loans decreased $44.9 million during the same period in 2019. Net cash provided by financing activities, consisting primarily increases of $10.4 million in deposits and $52.0 million of proceeds from the issuance of

FHLB advances, was $70.4 million for the nine months ended September 30, 2020. Net cash used in financing activities was $41.4 million for the nine months ended September 30, 2019, as $20.0 million in net proceeds from the Company’s initial public offering and $10.8 million in advance payments by borrowers for taxes and insurance were offset by $22.4 million of payments of outstanding FHLB advances and a $48.1 million decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

The Company’s Board of Directors authorized a stock repurchase plan in the first quarter of 2020 allowing the Company to repurchase up to 109,725 shares of stock. As of September 30, 2020, the Company had repurchased 106,725 shares at an average price of $9.59 under the approved stock repurchase plan.

At September 30, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $48.7 million, or 9.9% of adjusted total assets, which is above the well-capitalized required level of $24.5 million, or 5.0%, and total risk-based capital of $51.3 million, or 15.9% of risk-weighted assets, which is above the well-capitalized required level of $32.3 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

	September 30, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$48,670	9.9%	$19,624	4.0%	$24,529	5.0%

Risk-based:
Common Tier 1	48,670	15.1%	14,518	4.5%	20,970	6.5%
Tier 1	48,670	15.1%	19,357	6.0%	25,809	8.0%
Total	51,320	15.9%	25,809	8.0%	32,262	10.0%

In accordance with the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have adopted, effective January 1, 2020, a final rule whereby financial institutions and financial institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, are eligible to opt into a “Community Bank Leverage Ratio” framework. The framework was first available for use in PyraMax Bank’s September 30, 2020 Call Report; however, we did not elect adoption. Qualifying community banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and will be considered to have met the “well capitalized” ratio requirements under the Prompt Corrective Action statutes. The agencies reserved the authority to disallow the use of the Community Bank Leverage Ratio by a financial institution or holding company based on the risk profile of the organization. The CARES Act and implementing rules temporarily reduced the community bank leverage ratio to 8%, to be gradually increased back to 9% by 2022. The implementing rules also provide that, during the same time period, if a qualifying community banking organization falls no more than 1% below the community bank leverage ratio, it will have a two-quarter grace period to satisfy the community bank leverage ratio.

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

The following tables present contractual obligations at September 30, 2020 and December 31, 2019.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At September 30, 2020:
Long-term debt obligations	$68,884	$12,950	$16,971	$4,082	$34,881
Operating lease obligations	41	41	—	—	—

Total	$68,925	$12,991	$16,971	$4,082	$34,881

At December 31, 2019:
Long-term debt obligations	$17,623	$39	$7,088	$102	$10,394
Operating lease obligations	113	93	20	—	—

Total	$17,736	$132	$7,108	$102	$10,394

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 through July 31, 2020	81,249	$9.77	81,249	3,000
August 1, 2020 through August 31, 2020	—	—	—	3,000
September 1, 2020 through September 30, 2020	—	—	—	3,000

Total	81,249		81,249

(1)

The Board of Directors approved a stock repurchase plan in January 2020 that authorizes the repurchase of up to 109,725 shares, or approximately 5% of the Company’s then-outstanding shares of common stock, excluding shares held by 1895 Bancorp of Wisconsin, MHC. The repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: November 12, 2020	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: November 12, 2020	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)