Form 10-K
period 2020-12-31
1895 Bancorp of Wisconsin, Inc.
filed 2021-03-31
CIK 1751692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price as reported on the NASDAQ Capital Market was approximately $21.2 million.

As of March 24, 2021, there were 4,851,901 issued and outstanding shares of the Registrant’s Common Stock.

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

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we have acquired or may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

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

Additionally, the outbreak of COVID-19 will continue to adversely impact a broad range of industries in which our customers operate and impair their ability to fulfill their financial obligations to us. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by us to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on our business. We may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to continue to have a material impact on our operations. On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. We elected to adopt these provisions of the CARES Act. As of December 31, 2020, we had deferrals of $308,000 in interest, escrow and principal payments on $14.1 million in outstanding loans.

The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program called the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. We actively participated in assisting our customers with applications for resources through the program until its closing on August 8, 2020. PPP loans originated by us have: (a) an interest rate of 1.0%, (b) two-year and five-year loan terms to maturity; and (c) principal and interest payments deferred for ten months after the end date of the borrowers forgiveness period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. Up to the entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount calculated under the PPP. As of December 31, 2020, we have funded 246 PPP loans totaling $17.2 million.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. See “Risk Factors.” Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

From our founding in 1895, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts, supplemented with multi-family and commercial real estate loans. In 2007, Richard Hurd was promoted to Chief Executive Officer and President of PyraMax Bank. Mr. Hurd began shifting PyraMax Bank’s focus to include more business-oriented products and services. In 2010, PyraMax Bank hired Charles Mauer as its Chief Credit Officer, continuing our increased focus on business-oriented lending. David Ball was hired as President and Chief Operating Officer effective February 2021. In this role he will oversee the daily operations of PyraMax Bank, design and implement business strategies and set comprehensive goals for profitability and growth. Mr. Hurd remains our Chief Executive Officer.

We conduct our operations from our three full-service banking offices in Milwaukee County, our two full-service banking offices in Waukesha County and our full-service banking office in Ozaukee County Wisconsin. We sold our branch located at 1605 West Mitchell Street, Milwaukee, Wisconsin in January 2019. We also closed our leased branch office located at 318 North Water Street, Milwaukee, Wisconsin and our owned branch office at 8001 West National Avenue, West Allis, Wisconsin effective December 31, 2019. We consider our primary lending market area to be Milwaukee, Waukesha and Ozaukee Counties, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

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

Reflecting our focus on our community, in connection with the offering, in 2019, we established a charitable foundation called 1895 Bancorp of Wisconsin Community Foundation and funded it with $100,000 in cash and 48,767 shares of our common stock, for an aggregate contribution of $587,670 (based on the $10.00 per share offering price). The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

PyraMax Bank has one subsidiary, PyraMax Insurance Services LLC, which offers a comprehensive set of insurance and risk management products for personal and business needs.

Our website address is www.pyramaxbank.com. Information on this website should not be considered a part of this report.

Market Area

We conduct our operations from our three full-service banking offices in Milwaukee County, Wisconsin our two full-service banking offices in Waukesha County, Wisconsin and our full-service banking office in Ozaukee County, Wisconsin. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Milwaukee County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Milwaukee County had an estimated population of 945,726 in 2019, the most recent year for which information is available.

Milwaukee County is primarily an urban community and is the fortieth wealthiest county in Wisconsin. Our Milwaukee County banking offices are located in more suburban areas, but are still in proximity to downtown Milwaukee.

PyraMax Bank works with the City of Milwaukee and neighborhood housing agencies to support home ownership in all markets in which we operate.

Waukesha County is primarily a suburban community and is the wealthiest county in Wisconsin, with a median household income of $87,277 from 2015 to 2019. Waukesha County had an estimated population of 404,198 in 2019. Waukesha County has a diversified economy, including numerous educational institutions and a wide-ranging hospitality industry.

Ozaukee County is the second wealthiest county in Wisconsin, with a median household income of $85,215 from 2015 to 2019. Ozaukee County had an estimated population of 89,221 in 2019. Ozaukee County’s economy includes manufacturing, agricultural, healthcare, governmental and trade sectors.

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

As of June 30, 2020 (the latest date for which information is available), our market share was 0.48% of total deposits in FDIC-insured institutions in Milwaukee County, Wisconsin, making us the 16th largest out of 29 banks in Milwaukee County. Our market share was 0.47% of total deposits in FDIC-insured institutions in Waukesha County, Wisconsin, making us the 29th largest out of 34 banks in Waukesha County. Our market share was 1.16% of total deposits in FDIC-insured institutions in Ozaukee County, Wisconsin, making us the 13th largest out of 15 banks in Ozaukee County.

Lending Activities

Our principal lending activity is in one- to four-family residential real estate loans, commercial real estate loans, commercial loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial and commercial real estate loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on client requests and are able to price competitively compared to our competitors. Our responsiveness has enabled us to grow and retain our customer base. Additionally, the Milwaukee market has demonstrated strong growth and diversity in the commercial segment. We believe that our focus on Milwaukee, Waukesha and Ozaukee Counties enables us to utilize a limited sales force for maximum results. Our reputation for strong credit underwriting has also allowed us to build a network of smaller banks that purchase participations of loans which exceed our legal lending limit.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Real Estate Loans:
First mortgage	$68,968	20.8%	$65,450	21.0%	$108,084	29.0%	$106,120	31.8%	$103,900	33.0%
Construction	2,954	0.9%	2,041	0.6%	2,097	0.6%	3,358	1.0%	4,619	1.5%
Commercial Loans:
Real estate	189,291	57.1%	178,882	57.3%	191,645	51.4%	156,991	47.1%	144,093	45.7%
Land development	1,492	0.5%	1,623	0.5%	2,187	0.6%	2,687	0.8%	1,508	0.5%
Other	46,184	13.9%	34,072	10.9%	30,508	8.2%	19,715	5.9%	14,505	4.6%
Consumer Loans:
Home equity and lines of credit	22,348	6.7%	29,691	9.5%	36,154	9.7%	42,344	12.7%	45,162	14.3%
Other	361	0.1%	611	0.2%	1,914	0.5%	2,495	0.7%	1,225	0.4%

Total loans receivable	$331,598	100.0%	$312,370	100.0%	$372,589	100.0%	$333,710	100.0%	$315,012	100.0%

Net deferred loan fees	$178		$304		$503		$589		$519
Less: allowance for loan losses	(2,703)		(2,000)		(3,262)		(3,093)		(3,008)

Loans receivable, net	$329,073		$310,674		$369,830		$331,206		$312,523

Loan Portfolio Maturities. The following tables set forth certain information at December 31, 2020 and December 31, 2019 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2020
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$2,825	$33,895	$8,199	$44,919
More than one year through five years	11,324	137,732	12,094	161,150
More than five through fifteen years	29,263	62,093	1,668	93,024
More than fifteen years	28,510	3,247	748	32,505

Total	$71,922	$236,967	$22,709	$331,598

	At December 31, 2019
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$2,310	$36,596	$5,777	$44,683
More than one year through five years	10,254	114,211	21,588	146,053
More than five through fifteen years	26,718	59,573	2,090	88,381
More than fifteen years	28,209	4,197	847	33,253

Total	$67,491	$214,577	$30,302	$312,370

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2020 that are due after December 31, 2021 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential real estate loans	$56,442	$12,655	$69,097
Commercial loans	172,920	30,152	203,072
Consumer loans	3,029	11,481	14,510

Total	$232,391	$54,288	$286,679

As of December 31, 2020, we have extended credit to four customers totaling $8.2 million indexed to the LIBOR. See “Risk Factors - Other Risks Related to Our Business - We will be required to transition from the use of the LIBOR interest rate index in the future.”

One- to four-family Residential Real Estate Lending. At December 31, 2020, we had $69.0 million of loans secured by one- to four-family residential real estate, representing 20.8% of our total loan portfolio. We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2020, 83.5% of our one- to four-family residential real estate loans were fixed-rate loans, and 16.5% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Freddie Mac and Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which as of December 31, 2020 was generally $510,400 for single-family homes in our market area. The maximum conforming loan limits as established by Fannie Mae will increase to $548,250 for the year ended December 31, 2021. We sell, on both a servicing-released and servicing-retained basis, our conforming and eligible jumbo fixed-rate one- to four-family residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we may retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2020, we had $5.8 million in jumbo loans, which represented 8.4% of our one- to four-family residential real estate loans. Our average loan size for jumbo loans was approximately $480,000 at December 31, 2020. Generally, all of our one- to four-family residential real estate loans are secured by properties located in southeastern Wisconsin.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years. We also offer initial terms of three or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the applicable U.S. Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one- to four-family residential real estate loans.

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

Residential Real Estate Construction Lending. We originate loans to finance the construction of owner occupied one- to four-family residential properties to the prospective homeowners. At December 31, 2020, residential construction loan balances were $3.0 million, or 0.9% of our total loan portfolio, with an additional $5.5 million available to borrowers. The majority of these loans are secured by properties located in our primary market area.

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

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2020, we had $189.3 million in commercial real estate loans, representing 57.1% of our total loan portfolio. Of this aggregate amount, we had $71.2 million in non-owner occupied non-residential real estate, $65.8 million in multi-family residential real estate, $37.6 million in owner occupied non-residential real estate, $10.2 million in non-owner occupied residential real estate loans, $4.5 million in commercial real estate construction loans.

Our commercial real estate loans are generally secured by industrial buildings, warehouses, office buildings and other special purpose commercial properties, primarily in Milwaukee, Waukesha and Ozaukee Counties, Wisconsin. Our multi-family loans, which are classified as commercial real estate loans in the tabular presentation, are generally secured by properties consisting of five or more rental units in our market area. We also purchase and participate in commercial real estate loans from other financial institutions. Such loans are independently underwritten according to our policies.

Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 30 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate or the applicable U.S. Treasury rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Generally we require personal guarantees.

We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or 10 years and generally are indexed to the prime rate or the corresponding U.S. Treasury rate, plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

At December 31, 2020, the average loan size of our outstanding commercial real estate loans was approximately $669,000, and the largest of such loans was a $6.5 million loan consisting of an outstanding balance of $6.5 million secured by a first mortgage on a multi-family residential property. This loan was performing in accordance with its repayment terms at December 31, 2020.

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

In underwriting multi-family and non-owner occupied one- to four-family residential real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum debt service coverage ratio of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from multi-family and one-to four-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. Multi-family loans may carry additional risk due to eviction moratoriums imposed in response to the impact of the COVID-19 pandemic and may lead to a disruption to the cash flow of the property. The vast majority of the tenants occupying our financed multi-family properties continue to pay rent.

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

We also originate loans to finance the construction of commercial properties, multi-family residential projects (including non-owner occupied one- to four-family residences) and professional complexes. At December 31, 2020, commercial construction loan balances were $4.4 million, or 1.3% of our total loan portfolio. Under these loans, an additional $3.3 million remains available to borrowers. The majority of these loans are secured by properties located in our primary market area.

Our commercial real estate construction loans are generally structured as interest-only payments during the anticipated construction time. The interest rate is generally fixed for five years at the five-year U.S. Treasury rate plus a margin of 1.9% to 2.4%. We generally offer commercial construction loans with a value up to 80% of the appraised value on a completed basis or the cost of completion, whichever is less. Personal guarantees are generally obtained from the principals of commercial real estate loans.

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

Land Development Loans. We originate loans to finance the development of land for agricultural purposes and for the development of commercial and residential properties. Land development loans are generally secured by vacant land and/or property that is in the process of improvement. At December 31, 2020, we had one agricultural loan for $1.5 million, or 0.5% of our total loan portfolio. This loan is secured by a property located in our primary market area. At December 31, 2020, this loan was performing according to its original terms. Personal guarantees are generally obtained from the principals of commercial real estate loans.

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

Before making a commitment to fund a land development loan, we generally require an appraisal of the property by an independent licensed appraiser. We generally monitor the land loan in a similar fashion to our comparable commercial real estate loan.

Commercial Lending. At December 31, 2020, we had $46.2 million of commercial loans, representing 13.9% of our total loan portfolio. Our commercial loan portfolio at December 31, 2020 included $17.2 million of PPP loans, most of which we expect will be forgiven or paid in 2021. We originate commercial loans and lines of credit secured by non-real estate business assets. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. These loans are generally originated to small businesses in our primary market area. Our commercial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the applicable U.S. Treasury rate. We generally obtain personal guarantees with commercial loans.

At December 31, 2020, the average loan size of our outstanding commercial loans was approximately $133,000, and our largest outstanding commercial and industrial loan commitment totaled $6.7 million in loan facilities to a company whose primary focus is selling forestry and timber related products and replacement parts. The second largest commitment was a loan of $6.5 million to finance a 13-building, 124-unit apartment complex. The third largest commitment was a $6.3 million loan to finance a 135-unit apartment complex. All of these commitments were performing in accordance with their repayment terms at December 31, 2020.

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

Consumer Lending. Our consumer lending portfolio, which totals $23.7 million of December 31, 2020 and represented 6.7% of our total loan portfolio, consisted almost entirely of home equity loans. At December 31, 2020, there were $22.3 million of outstanding balances on home equity lines of credit, which the lines of credit had an additional $25.7 million available to draw. We also offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2020, our consumer loan portfolio totaled $22.7 million, or 6.9% of our total loan portfolio. At December 31, 2020, $22.3 million of that amount, or 6.7% of our total loan portfolio, consisted of outstanding balances on home equity lines of credit, on which the lines of credit had $25.7 million available to draw. At December 31, 2020, we had $34,000 of unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such residential loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, on both a servicing-released and servicing-retained basis, with limited or no recourse, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the year ended December 31, 2020, we sold $193.6 million of one- to four-family residential real estate loans, of which $192.1 million were originated in 2020 and $1.5 million were originated prior to 2020. For the year ended December 31, 2019, we sold $112.2 million of one- to four-family residential real estate loans.

The loans that we originate to sell are closed in our name, and are subsequently sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as Federal Housing Administration and Veterans Affairs government loans. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

Mortgage servicing rights, which are acquired when we sell a loan but retain the servicing rights, are recognized as a separate asset. As of December 31, 2020, we had $1.8 million in mortgage servicing rights. The fair value of our mortgage servicing rights is appraised by a third party provider. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

From time to time, we may purchase commercial real estate and commercial loan participations secured by properties and/or business assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2020, we had 11 loans totaling $2.5 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. PyraMax Bank’s growth strategy is to increase our exposure in loan participations. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that PyraMax Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of PyraMax Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, based on the 15% limitation, PyraMax Bank’s loans-to-one-borrower limit was $7.8 million. On the same date, PyraMax Bank had no individual borrower with outstanding balances in excess of this amount. PyraMax Bank currently has and expects that for the foreseeable future it will continue to have an internal lending limit of $6.0 million, however with the approval of the board of directors loans may be approved up to the legal lending limit of PyraMax Bank. In the future the board of directors may consider increasing or decreasing this internal limit.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our President and Chief Executive Officer have individual authorization to approve loans up to an aggregate exposure to one borrower of $2.0 million. Our Chief Credit Officer has individual authorization to approve loans up to an aggregate exposure of $1.0 million. Our Vice President-Credit Administration has individual authorization to approve loans up to an aggregate exposure of $500,000. Our Officers Loan Committee, which consists of our President, Chief Brand Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer, Vice President-Credit Administration and all commercial lenders, can approve loans up to

$2.0 million in the aggregate. Loans in excess of $2.0 million require the approval of our board of directors, or, if exigent circumstances exist, the Chief Credit Officer and President may approve such loans if the board of directors is unavailable and such approval is based on a recommendation of the Chief Credit Officer and is subsequently approved by the board of directors.

In addition, the following individuals have retail consumer loan authority for individual loans: our Chief Brand Officer can approve retail loans up to $200,000; our Vice President-Retail Operations and Senior Underwriters can approve retail loans up to $150,000; our Junior Underwriters can approve retail loans up to $100,000; and one Branch Executive Officer can approve retail loans up to $75,000 while all other Branch Executive Officers can approve retail loans up to $1,000.

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

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less estimated costs to sell. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

Non-accrual loans decreased to $1.3 million, or 0.39% of total loans, at December 31, 2020 from $2.0 million, or 0.64% of total loans, at December 31, 2019. The decrease in non-accrual loans was primarily due to a decrease in non-accrual loans in the residential real estate loan category.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and PyraMax Bank grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2020.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2020, we had $219,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure as of December 31, 2020. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2020, we had $432,000 in accruing troubled debt restructurings.

Interest income that would have been recorded for the twelve months ended December 31, 2020 had non-accruing loans been current according to their original terms amounted to $58,000. In addition, there was an immaterial amount of interest income that would have been recorded for the year ended December 31, 2020 had accruing troubled debt restructurings been current according to their original terms.

Our primary regulatory, the Federal Reserve, and the other federal banking regulators have issued guidance that would allow us not to treat a loan modification as a trouble debt restructuring if we conclude that short-term (e.g., six months) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payment at the time a modification program is implemented. Separately, Section 4013 of the CARES Act permits us not to apply the troubled debt restructuring accounting with respect to loans that we modify in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate of the loan. Through December 31, 2020, we did not rely on either the regulatory guidance of Section 4013 of the CARES Act as a basis not to classify a modified loan as a troubled debt restructuring.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the twelve months ended December 31, 2020, no loans were transferred into foreclosed assets. During the twelve months ended December 31, 2019, one loan of $134,000 was transferred into foreclosed assets.

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

Allowance for Loan Losses. The following table sets forth certain ratios related to our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Allowance for loan losses at end of period	$2,703	$2,000
Non-accrual loans at end of period	$1,287	$2,013
Total loans at end of period	$331,598	$312,370
Allowance for loan losses to total loans outstanding at end of period	0.82%	0.64%
Non-accrual loans to total loans outstanding at end of period	0.39%	0.64%
Non-accrual loans to total loans (excluding PPP loans)	0.86%	N/A
Allowance for loan losses to non-accrual loans at end of period	210.03%	99.35%
Net charge-offs (recoveries) to average loans outstanding during period – Commercial loans	(0.01)%	—
Net charge-offs (recoveries) to average loans outstanding during period – Residential real estate loans	(0.12)%	0.09%
Net charge-offs (recoveries) to average loans outstanding during period – Consumer loans	(0.43)%	0.46%
Net charge-offs (recoveries) to average loans outstanding during period – Total	(0.06)%	0.07%

The allowance for loan losses to non-accrual loans ratio increased to 210.03% at December 31, 2020, compared to 99.35% at December 31, 2019 due to a reduction in non-accrual loans and an increase in the allowance for loan losses. Non-accrual loans decreased $726,000, or 36.06%, to $1.3 million at December 31, 2020, compared to $2.0 million at December 31, 2019. We recorded provision expense of $500,000 during the year ended December 31, 2020 to reflect the unknown risk within our loan portfolio due to the ongoing COVID-19 pandemic.

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

	At December 31,
	2020			2019
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$745	27.5%	21.7%	$573	28.7%	21.6%
Commercial	1,609	59.6%	71.5%	1,235	61.7%	68.7%
Consumer	349	12.9%	6.8%	192	9.6%	9.7%

Total allocated allowance	$2,703	100.0%	100.0%	$2,000	100.0%	100.0%

At December 31, 2020, our allowance for loan losses represented 0.82% of total loans and 210.03% of non-accrual loans, and at December 31, 2019, our allowance for loan losses represented 0.64% of total loans and 99.35% of non-accrual loans. There were $(203,000) and $230,000 in net loan charge-offs (recoveries) during the years ended December 31, 2020 and 2019, respectively.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2020 or December 31, 2019.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2020. Weighted average yields are calculated by multiplying the effective yield by the amortized cost on an individual security basis divided by the total security class amortized cost. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal tax rate of 27.2%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$1,239	2.06%	$4,008	2.23%	$1,077	2.89%	$5,246	1.74%	$11,570	$11,803	2.05%
Government-sponsored mortgage-backed securities	—	—%	4,542	2.41%	8,355	2.46%	23,989	1.80%	36,886	38,039	2.02%
Asset-backed securities	—	—%	770	1.16%	—	—%	6,461	1.24%	7,231	7,281	1.23%
Certificates of deposit	—	—%	1,208	2.73%	250	2.92%	—	—%	1,458	1,580	2.77%

Total	$1,239	2.06%	$10,528	2.29%	$9,682	2.52%	$35,696	1.69%	$57,145	$58,703	1.95%

Obligations of State and Political Subdivision (“Municipal”) Securities. At December 31, 2020, we had municipal securities totaling $11.8 million, which constituted 20.1% of our securities portfolio. Our current municipal securities have a weighted average maturity of 6.52 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Government-sponsored Mortgage-Backed Securities. At December 31, 2020, we had government-sponsored mortgage-backed securities totaling $38.0 million, which constituted 64.8% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the SBA, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Corporate Collateralized Mortgage Obligations. At December 31, 2020, we had no corporate collateralized mortgage obligations. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Asset-backed Securities. At December 31, 2020 we had asset-backed securities comprised of pools of student loans totaling $7.3 million, which constituted 12.4% of our securities portfolio. All of our asset-backed securities are investment grade and have interest rates tied to an index (LIBOR).

Certificates of Deposit. At December 31, 2020, we had certificates of deposit totaling $1.6 million, which constituted 2.7% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $3.0 million at December 31, 2020. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2020, our balance in bank-owned life insurance totaled $13.5 million and was issued by two insurance companies, each of which was rated AA+ by Standard & Poors.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2020, our core deposits, which are deposits other than certificates of deposit, were $292.2 million, representing 76.9% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	2020			2019
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Noninterest-bearing checking accounts	$98,970	26.1%	0.00%	$62,768	18.21%	—
Negotiable order of withdrawal accounts	30,630	8.1%	0.17%	25,432	7.38%	0.23%
Money market accounts	103,724	27.2%	0.58%	65,999	19.15%	1.12%
Savings accounts	58,895	15.5%	0.11%	47,981	13.92%	0.13%
Certificates of deposit (1)	87,629	23.1%	1.65%	142,416	41.34%	2.08%

Total	$379,848	100.0%	0.67%	$344,596	100.0%	1.11%

(1)	Included in these amounts are brokered deposits of $5.5 million and $29.6 million as of December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, the amount of total uninsured deposits (i.e., deposits that exceeded the $250,000 FDIC insurance limit) was $132.0 million. As of December 31, 2019, the amount of total uninsured deposits was $78.8 million.

The portion of time deposits in excess of the FDIC insurance limit, all of which are certificates of deposits, was $2.2 million as of December 31, 2020.

The following table indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2020.

Maturity Period	Dollar Amount
(Dollars in thousands)
At December 31, 2020:
Three months or less	$1,643
Over three through six months	1,449
Over six through twelve months	4,695
Over twelve months	931

Total	$8,718

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2020, we had $68.4 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2020 our available and unused portion of this borrowing agreement totaled $79.6 million, although we may access additional advances if we purchase additional Federal Home Loan Bank of Chicago capital stock.

Additionally, at December 31, 2020 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2020. We also had a $7.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.7 million at December 31, 2020. We had not drawn on the Federal Reserve line as of both December 31, 2020 and 2019.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Maximum balance outstanding at any month-end during period	$69,528	$42,657
Average balance outstanding during period	$58,920	$17,376
Weighted average interest rate during period	1.22%	1.68%
Balance outstanding at end of period	$68,398	$17,623
Weighted average interest rate at end of period	1.18%	1.46%

Subsidiary and Other Activities

PyraMax Bank is the wholly owned subsidiary of the Company, which in turn has a wholly owned subsidiary, PyraMax Insurance Services LLC.

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

Personnel

As of December 31, 2020, we had 96 full-time and 100 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Company is no longer subject to federal tax examinations for years before 2017 and state tax examinations before 2016.

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

Net Operating Loss Carryovers. Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. The CARES Act temporarily repealed this 80% limitation for the calendar year ended December 31, 2020. At December 31, 2020, the Company had a federal net operating loss carryover of $9.9 million that will begin to expire in 2029. Of this $9.9 million, $1.8 million has no expiration due to the Tax Cuts and Jobs Act of 2017. the Company also has $0.4 million of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2022.

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

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2020, the Company had Wisconsin net operating loss carryover of $20.2 million that will begin to expire in 2023. the Company also has $0.4 million of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2022.

SUPERVISION AND REGULATION

General

As a federal savings bank, PyraMax Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the FDIC as its deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which PyraMax Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. PyraMax Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as PyraMax Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Many financial “consumer protection” statutes are implemented by regulations issued by the Consumer Financial Protection Bureau. For federal savings banks of PyraMax Bank FSB’s asset size, compliance with such statutes and regulations is determined by the Office of the Comptroller of the Currency through its examinations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, the Company is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of the Company and PyraMax Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to PyraMax Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on PyraMax Bank and the Company.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, PyraMax Bank may generally invest in mortgage loans secured by residential real estate without an aggregate limit and may invest in commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. PyraMax Bank may also establish, subject to specified investment limits, “operating subsidiaries” that engage in activities permitted for PyraMax itself and service corporation subsidiaries that may engage in certain activities not otherwise permissible for PyraMax Bank, including real estate investment and securities and insurance brokerage.

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. PyraMax Bank had not made such an election as of December 31, 2020.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

EGRRCPA required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with a federal regulation making the reduced ratio effective April 23, 2020. The Company did not opt in to the community bank leverage ratio framework for the year ended December 30, 2020. Another regulation was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

At December 31, 2020, PyraMax Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2020, PyraMax Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

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

•

the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as PyraMax Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

In June 2020, the Office of the Comptroller of the Currency issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020, but compliance with certain of the revised requirements is not mandatory for institutions of PyraMax Bank’s asset size until January 1, 2024.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. PyraMax Bank received a “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as PyraMax Bank, FSB. The Company is an affiliate of PyraMax Bank because of its control of PyraMax Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching. A federal savings bank that has not elected “covered savings association” status generally has authority to establish branches in any state or states of the United States and its territories. Such authority is subject to Office of the Comptroller of the Currency approval for new branches.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2020, PyraMax Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as PyraMax Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of PyraMax Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that PyraMax Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, PyraMax Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. PyraMax Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. PyraMax Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by PyraMax Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of PyraMax Bank also are subject to, among others, the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

PyraMax Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. PyraMax Bank was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. PyraMax Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2020, no impairment had been recognized.

Holding Company Regulation

The Company is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to PyraMax Bank.

As a savings and loan holding company, the Company’s activities are limited to those activities permissible by law for financial holding companies (if the Company makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. The Company has no present intention to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state savings and loan holding companies.

Savings and loan holding companies with less than $3 billion in consolidated assets are exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.

The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result, at the end of a quarter, in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as the Company, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for purposes of the Bank and Savings and Loan Holding Company Acts.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

The Company is an emerging growth company. For as long as the Company continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also is subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of its subscription offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

ITEM 1A. Risk Factors

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The coronavirus (COVID-19) pandemic has caused significant economic dislocation in the United States as many state and local governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. This has resulted in a slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Reserve Board reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year U.S. Treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers, and federal legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Limitations have been placed on our ability to foreclose on properties during the COVID-19 pandemic. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have employees working remotely as needed and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 can be controlled and abated. Further, while jurisdictions in which we operate have gradually allowed the re-opening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could continue to be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income.

•

If the economy is unable to substantially and successfully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income.

•	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase.

•	Our allowance for loan losses has been and may have to be further increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income.

•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

•

As the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may continue to decline to a greater extent than the decline in our cost of interest-bearing liabilities, further reducing our net interest margin and spread and reducing net income.

•	Our cyber security risks are increased as the result of an increase in the number of employees working remotely.

•

A worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets. Among other things, a worsening of business and economic conditions could adversely affect our operating results, which, in turn, might require us to recognize an impairment to our deferred tax asset. See “—Risks Related to our Business Strategy – Our ability to recognize the benefits of deferred tax assets is dependent on taxable income.”

•	We are subject to litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees.

•

The occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing that could result in an impairment charge being recorded for that period.

•	We rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable replacements in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to our Lending Activities

We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans both directly and through participations. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2020, commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied real estate loans) totaled $189.3 million, or 57.1% of our loan portfolio, and commercial loans (which includes commercial and industrial loans) totaled $46.2 million, or 13.9% of our loan portfolio. Of this aggregate amount, we had $71.2 million in non-owner occupied non-residential real estate, $65.8 million in multi-family residential real estate, $37.6 million in owner occupied non-residential real estate, $10.2 million in non-owner occupied residential real estate, $4.5 in commercial real estate construction loans, and $1.5 million in commercial land development loans. We intend to increase originations of these types of loans.

Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local, regional and national real estate market or economy. A downturn in the real estate market or the local, regional and national economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. Further, unlike residential mortgage loans, commercial real estate loans and commercial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate and may be more susceptible to fluctuation in value at default. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate and commercial loan portfolios increase, and to the extent that after the offering we choose to take advantage of our greater lending limit and increase the average size of our commercial real estate loans and commercial loans, the corresponding risks and potential for losses from these loans may also increase.

Our portfolio of loans with a higher risk of loss is increasing, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.

Our commercial real estate loan portfolio has increased to $189.3 million, or 57.1% of total loans, at December 31, 2020 from $178.9 million, or 57.3% of total loans, at December 31, 2019. We intend to continue our emphasis on originating commercial real estate and commercial loan originations. Many of these loans have not been subjected to a prolonged period of unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial business loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. At December 31, 2020, our allowance for loan losses was 0.82% of total loans and 210.0% of non-performing loans. At December 31, 2020, our allowance for loan losses was 0.86% of total loans (excluding PPP loans) and 210.0% of non-performing loans (excluding PPP loans). Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and, as a result of such reviews, we may be required to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

We may be required to increase our allowance for credit losses materially when the CECL accounting standard becomes effective for us.

The Financial Accounting Standards Board has delayed the effective date of the implementation of the Current Expected Credit Loss, or “CECL” standard for us until January 1, 2023. CECL will be a significant change from the standard currently applicable to us, because it will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and to recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

We are subject to regulatory enforcement risk and reputation risk regarding our participation in the PPP, we are subject to litigation risk with respect to our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other lenders, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to the PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the launch of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, including with respect to the PPP, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

PyraMax Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and 1895 Bancorp of Wisconsin, MHC and the Company are subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of PyraMax Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties, nor have we suffered business or reputational harm, as a result of money laundering activities in the past.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, PyraMax Bank’s ability to pay dividends to the Company will be limited if it does not maintain the capital conservation buffer required by the capital rules, which may further limit the Company’s ability to pay dividends to its stockholders. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”

The Federal Reserve Board may require us to commit capital resources to support PyraMax Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore the holding company may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board, which regulates the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

The Company is an emerging growth company. For as long as the Company continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Market Interest Rates

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board has maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which would have an adverse effect on our profitability.

Future changes in interest rates could reduce our profits and asset values.

Net interest income makes up a majority of our income and is based on the difference between (i) the interest income we earn on interest-earning assets, such as loans and securities, and (ii) the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower, current interest rates.

This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of December 31, 2020, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 17.3% increase in EVE and a 14.0% increase in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Risks Related to our Business Strategy

Our business strategy includes managed growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in loans and deposits. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including the ability of our executive officers to execute our business strategy to increase commercial real estate and commercial loans and to increase our new and existing customers’ deposit relationships, our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings unless and until the expected benefits of such growth are achieved.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships, and have been integral in the restructuring of our operations, including the implementation of a more aggressive sales culture within our institution. Any one of them could be difficult to replace. Our loss of these persons, including as a result of the COVID-19 pandemic, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. See “Management.”

The time to integrate our recently appointed executive officer may adversely affect our ability to timely institute changes necessary to react to competition.

We recently appointed David R. Ball as President and Chief Operating Officer and a director of the Company and PyraMax Bank. Mr. Ball was not previously employed by PyraMax Bank. Effectively integrating Mr. Ball into our senior management team will likely take time, and until that integration process is complete, our ability to timely institute changes necessary to react to competition may be adversely affected and could reduce our net income.

Our utilization of time deposits, including brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and brokered certificates of deposit. As of December 31, 2020, brokered deposits represented approximately 1.5% of our total deposits. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Additionally, we are regulated by the Office of the Comptroller of the Currency, which requires us to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.

Our cost of operations is high relative to our revenues.

The cost of generating our income is measured by our efficiency ratio (the ratio of non-interest expense to the sum of net interest income and non-interest income). Our efficiency ratio was 83.7% and 97.3% for the years ended December 31, 2020 and 2019, respectively. Our efficiency ratio lags our peer group as our competitors for loans and deposits are often larger banks who can offer very competitive terms to originate and retain commercial real estate and commercial loans, as well as very competitive rates on deposit products. Additionally, our interest expense is higher than our peer group as our sources of funding tend to rely on FHLB advances more than our competitors. We have also had a series of significant one-time expenses over the last several years, including core data processing conversion, branch sale costs and expenses related to our self-insured healthcare coverage. .

We face additional risks due to our mortgage banking activities that could negatively impact net income and liquidity.

We sell the majority of the fixed-rate conforming and eligible jumbo one-to four-family residential real estate loans that we originate. The sale of these loans generates noninterest income and are a source of liquidity for us. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers and we could be forced to repurchase such loans or pay other damages.

Gain on sales of loans comprises a significant portion of our revenue.

Our net gain on sales of loans constitutes a meaningful component of our revenue. The gain on such sales for the years ended December 31, 2020 and 2019 was $3.5 million and $715,000, respectively. Any increase in market interest rates may reduce our mortgage loan originations, resulting in fewer loans available for sale. This would result in a decrease in our non-interest income. Further, when we sell loans, we are required to make customary representations and warranties about such loans to the purchaser. Our loan sale agreements may require us to repurchase or substitute mortgage loans or indemnify investors if we breach certain representations and warranties made to purchasers. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of a payment default on a mortgage loan shortly after its sale. Any of the foregoing could harm our business, cash flow, results of operations and financial condition.

Our ability to recognize the benefits of deferred tax assets is dependent on taxable income.

The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.

We recognize the expected future tax benefit from deferred tax assets when it is more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.

Each quarter, the Company assesses its deferred tax asset position, including the recoverability of this asset or the need for a valuation allowance. This assessment takes into consideration positive and negative evidence to determine whether it is more likely than not that a portion of the asset will not be realized. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may disrupt our business and dilute stockholder value.

We evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions with consideration consisting of cash, debt, and/or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, as a result of COVID-19 or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with more geographic diversity:

•	Demand for our products and services may decline.

•	Loan delinquencies, problem assets and foreclosures may increase.

•	Collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans.

•	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities. Many of these competitors are substantially larger than us and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of PyraMax Bank, FSB—Competition.”

Our small size may make it more difficult for us to compete.

Our small asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Technology has made it possible for non-banks to offer products and services that traditionally were banking products and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.

Technology has lowered barriers to entry and made it possible for non-banks to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. Competition with non-banks, including financial technology (“fintech”) companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. In addition to fintechs, the large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Some of these companies also have greater resources to invest in technological improvements than we currently have. Competition from non-banks and technology companies may cause us to increase the amount we spend on developing new products and services, including our mobile banking applications. Such competition may also prevent us from achieving our growth objectives.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

In addition, we outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our periodic reports, as well as periodic reports we will be required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, fair value measurement (including the value of our mortgage servicing rights), valuation allowances associated with the realization of deferred tax assets and our determinations with respect to amounts owed for income taxes.

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

Our internal controls, procedures and policies may fail or be circumvented.

Management regularly reviews and updates our internal controls and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Our recent shift to a remote working model due to COVID-19 has required us to modify some of these controls, which are approved in advance by management and reviewed by the financial reporting internal controls manager and through internal audits. Similar to our other systems of controls, these new modifications can provide only reasonable assurances that the objectives of the system are being met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Other Risks Related to Our Business

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

We will be required to transition from the use of the LIBOR interest rate index in the future.

We have certain loans indexed to the London Interbank Offered Rate (“LIBOR”) to calculate the loan interest rate. As of December 31, 2020, we have extended credit to four customers totaling $8.2 million indexed to the LIBOR. LIBOR will be discontinued on December 31, 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, reputation, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

We also adopted a stock-based benefit plan, under which participants may be awarded shares of restricted common stock (at no cost to them) and/or options to purchase shares of our common stock. Under federal regulations, we are authorized to grant awards of stock or options under a stock-based benefit plan in an amount up to 25% of the shares of common stock held by persons other than 1895 Bancorp of Wisconsin, MHC. The number of shares of restricted stock or options granted under any initial stock-based benefit plan may not exceed 1.96% and 4.90%, respectively, of our total outstanding shares, including shares issued to 1895 Bancorp of Wisconsin, MHC and contributed to the charitable foundation. The shares of restricted common stock granted under the stock-based benefit plan will be expensed by us over their vesting period based on the fair market value of the shares on the date they are awarded and may lead to a reduction to stockholders’ equity. We will generally recognize as an expense in our income statement the grant-date fair value of stock options as such options vest. When we record an expense related to the grant of options using the fair value method, we will incur significant compensation and benefits expense.

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

We may not have sufficient profits to be able to fully use the tax deduction from our contribution to the charitable foundation. Under the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (generally income before federal income taxes and charitable contributions expense) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period and expires thereafter. The CARES Act temporarily increased the 10% limitation to 25% for charitable contributions made in the calendar year ended December 31, 2020.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2020, the net book value of our real properties, including land, was $5.1 million. The following is a list of our offices:

Location	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2020
	(Dollars in thousands)
Corporate Office:
7001 West Edgerton Avenue Greenfield, WI 53220	1980	23,186	Owned	N/A	$2,028
Branch Offices:
9000 West Drexel Avenue Franklin, WI 53132	2004	3,930	Owned	N/A	728
1150 Washington Street Grafton, WI 53024	2016	5,700	Leased	3/31/2021	—
405 Rivercrest Court Mukwonago, WI 53149	1999	3,097	Owned	N/A	450
1015 Marquette Avenue South Milwaukee, WI 53172	1972	3,942	Owned	N/A	529
1500 East Moreland Avenue Waukesha, WI 53186	1969	4,546	Owned	N/A	1,334
Total					$5,069

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BCOW.” The approximate number of holders of record of the Company common stock as of February 22, 2021, was 350. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities. The following table reports information regarding purchases of the Company’s common stock during the fourth quarter of 2020 under the stock repurchase plan approved by the Company’s Board of Directors:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2020 through October 31, 2020	—	$—	—	3,000
November 1, 2020 through November 30, 2020	1,953	9.68	1,953	1,047
December 1, 2020 through December 31, 2020	1,047	9.92	1,047	—

Total	3,000	$9.76	3,000	—

On January 31, 2020, the Board of Directors of 1895 Bancorp of Wisconsin, Inc. (the “Company”) adopted a stock repurchase program. Under the repurchase program, the Company repurchased 109,725 shares of its common stock, or approximately 5% of the current outstanding shares (excluding shares held by 1895 Bancorp of Wisconsin, MHC) at an average price of $9.60 per share.

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company’s financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2020, compared to the year ended December 2019, and the financial condition as of December 31, 2020 compared to the financial condition as of December 31, 2019. For a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2019 Form 10-K, filed with the SEC on March 30, 2020. The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this Annual Report on Form 10-K.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the governments of the state of Wisconsin and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures dramatically increased unemployment in the United States and our market. The unemployment rate for December 2020 was 5.5% in Wisconsin and 6.0% in the Milwaukee-Waukesha-West Allis, Wisconsin Metropolitan Statistical Area, as compared to 3.5% and 3.2%, respectively, for December 2019. The government and private sector responses to the COVID-19 pandemic have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact of COVID-19 in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the SBA, which provided a uniform system to expedite the ability for us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under the PPP, the borrower’s obligation to repay loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. In the event of any such forgiveness or partial forgiveness, the amount forgiven is remitted to us by the SBA. As of December 31, 2020, we have funded 246 PPP loans totaling $17.2 million, of which $13.1 million had been forgiven through December 31, 2020.

On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. Among the changes to the PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25% of gross receipts in any quarter during 2020 compared to the corresponding quarter in 2019 (or demonstrating a loss of 25% of gross receipts for the calendar year 2020 compared to calendar year 2019);; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses (including cloud computing services and other business software) as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that EIDL Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven) are now tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven). We intend to fund additional PPP loans in response to applications from eligible customers. In 2021, we have funded an additional 79 PPP loans totaling $8.2 million through February 28, 2021.

In addition, the Federal Reserve Board, took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero. In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•

operating our branches under a drive-through model with appointment-only lobby service for a period of time, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home; and

•

offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under “U.S. GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

As of December 31, 2020, we had deferrals of $308,000 in interest, escrow and principal payments on $14.1 million in outstanding loans. We have not deferred our recognition of interest income with respect to loans subject to modifications. Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased non-interest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

For additional information, see “Risk Factors—Risks Related to the COVID-19 Pandemic—The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.”

Business Strategy

Our goal is to provide long-term value to our stockholders, customers and employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.

Our current business strategy consists of the following:

•

Grow our balance sheet and improve profitability. Given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a disciplined basis, our assets and liabilities, particularly loans and deposits. As we grow our assets, particularly higher-yielding commercial loans, while controlling our expenses, we anticipate improving our earnings.

•

Grow our loan portfolio prudently and on a managed basis with a focus on diversifying the portfolio, particularly in commercial real estate and commercial lending. Our principal business activity historically has been the origination of residential mortgage loans, supplemented with commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied loans). We intend to retain our presence as a mortgage lender in our market area and continue to increase our origination commercial real estate and commercial loans (which includes commercial and industrial loans) including increasing our loan exposure in participations purchased. Over the last several years, we have incrementally increased the amount of some of our commercial real estate and commercial loan originations to preferred borrowers, and we intend to continue to originate similarly-sized loans within our present underwriting standards.

Increasing the number of larger commercial real estate loans and commercial business loan originations involves risk, as described in “Risk Factors—We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations” and “—Our portfolio of loans with a higher risk of loss is increasing, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.”

•

Continue to increase core deposits, with an emphasis on low cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts and statement savings. In particular, our Treasury Management unit focuses on generating and retaining business deposits, which assists in generating fee income. Core deposits increased to $292.2 million at December 31, 2020, from $202.2 million at December 31, 2019.

•

Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our non-performing assets to total assets ratio was 0.25% at December 31, 2020, compared to 0.47% at December 31, 2019. At December 31, 2019, the majority of our non-performing assets were related to residential real estate.

•

Continue to grow organically while being aware of acquisition opportunities. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or through acquisitions, although we have no current acquisitions or new branches planned.

•

Continue to provide value to our community. Our goal is to provide long-term value to our customers, employees and the communities we serve by executing a safe and sound service-oriented business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 16 of the notes to our audited consolidated financial statements titled “Fair Value.”

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

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total assets were $516.8 million at December 31, 2020, an increase of $88.8 million, or 20.7%, when compared to total assets of $428.0 million at December 31, 2019. The increase was primarily due to an increase in cash and cash equivalents of $80.8 million and an increase in net loans of $18.4 million. The increase was partially offset by a decrease in available for sale securities of $12.7 million at December 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents increased $80.8 million, or 690.3%, to $92.5 million at December 31, 2020, from $11.7 million at December 31, 2019. This increase was primarily due to the increase of $50.8 million in low cost FHLB advances and an increase in deposits of $35.3 million at December 31, 2020. Cash and cash equivalents are expected to decrease in 2021 as customers withdraw PPP loan proceeds and excess funds on deposit due to the COVID-19 pandemic.

Available for Sale Securities. Available for sale securities decreased $12.7 million, or 17.8%, to $58.7 million at December 31, 2020, from $71.4 million at December 31, 2019. The decrease was primarily due to sales of available-for-sale securities of $19.5 million as well as maturities, prepayments and calls of available for sale securities totaling $55.2 million. These were offset by purchases of available for sale securities totaling $59.9 million during the year ended December 31, 2020.

Loans Held for Sale. Loans held for sale increased $1.8 million, or 262.8%, to $2.5 million at December 31, 2020, from $685,000 during December 31, 2019. This increase was due primarily to increased volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the declining interest rate environment.

Net loans. Net loans increased $18.4 million, or 5.9%, to $329.1 million at December 31, 2020, from $310.7 million at December 31, 2019. The increase was due primarily to a $22.4 million increase in commercial loans resulting from our participation in the PPP. At December 31, 2020, we had funded 246 PPP loans totaling $17.2 million. The increase was also due to an increase in first mortgage residential real estate loans of $3.5 million. The increase was partially offset by a decrease in consumer home equity lines of credit of $7.3 million due to normal payment and refinancing activity.

During the year ended December 31, 2020, volumes of loan originations were as follows: $160.7 million in commercial real estate and other commercial loans, an increase of $83.1 million from the $77.6 million in originations of these loan types during the year ended December 31, 2019; $232.5 million in total residential real estate loans, an increase of $136.4 million over the $96.1 million in originations of these loan types during the year ended December 31, 2019; and $11.0 million in total consumer and consumer real estate loans, an increase of $3.7 million from the $7.3 million in originations of these loan types during the year ended December 31, 2019.

Loans purchased as of December 31, 2020 totaled $2.5 million, a decrease of approximately $5.2 million, or 67.5%, from the $7.7 million of loans purchased as of December 31, 2019. Loans purchased during the years ended December 31, 2020 and 2019 were commercial real estate and other commercial loans. PyraMax Bank’s strategy is to grow the loan portfolio organically, as opposed to regularly purchasing loans from other financial institutions.

Deposits. Deposits increased $35.2 million, or 10.2%, to $379.8 million at December 31, 2020, from $344.6 million at December 31, 2019. This increase was primarily due to an increase of noninterest bearing checking accounts of $36.2 million to $99.0 million at December 31, 2020 from $62.8 million at December 31, 2019. We believe that a significant factor underlying this increase is that our customers, including PPP borrowers, are maintaining greater than usual cash balances during the COVID-19 pandemic. We continued our marketing focus to concentrate on non-maturing deposits such as savings accounts and money market accounts, which increased $10.9 million and $37.7 million, respectively. These accounts carry lower interest rates and offer more flexibility in a changing rate environment. These increases were offset by a $54.8 million decrease in certificates of deposits to $87.6 million at December 31, 2020 from $142.4 million at December 31, 2019, including a decrease in brokered certificates of deposits of $24.1 million as we replaced maturing brokered certificates with lower cost FHLB advances.

FHLB Advances. Borrowings, consisting entirely of FHLB advances, increased $50.8 million, or 288.1%, to $68.4 million at December 31, 2020, from $17.6 million at December 31, 2019. The increase was due to $52.0 million in proceeds from FHLB advances during the year ended December 31, 2020, partially offset by principal repayments on existing advances of $1.2 million. The advances replaced $24.1 million in maturing higher-cost brokered certificates of deposit.

Total Equity. Total equity increased $1.3 million, or 2.3%, to $60.0 million at December 31, 2020, from $58.7 million at December 31, 2019. The increase was primarily due to net income of $1.3 million and other comprehensive income of $1.0 million for the year ended December 31, 2020. We reclassified shares held in its deferred compensation plan to treasury stock at September 30, 2020, resulting in a reduction in total equity of $175,000. We also purchased treasury shares at a cost of $1.1 million under the current stock repurchase plan, resulting in a reduction in total equity of that amount.

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

Net Income. We recorded net income of $1.3 million for the year ended December 31, 2020, which represented an increase of $868,000 from the net income of $449,000 recorded for the year ended December 31, 2019. This increase was due to an increase in noninterest income of $3.8 million partially offset by an increase in the provision for loan losses of $1.5 million and provision for income taxes of $1.7 million for the year ended December 31, 2020.

Interest and Dividend Income. Interest and dividend income decreased $1.8 million, or 10.7%, to $15.4 million for the year ended December 31, 2020, from $17.2 million for the year ended December 31, 2019. The decrease was due primarily to the declining interest rate environment brought on by the COVID-19 pandemic, resulting in accelerated prepayment and refinancing activity as borrowers took advantage of low interest rates partially offset by approximately $570,000 of PPP origination fees that were recognized in 2020. As a result, interest income from commercial, residential and consumer loans decreased $363,000, or 3.4%, $590,000, or 19.1% and $393,000, or 27.2%, respectively.

Average interest-earning assets increased $11.2 million, or 2.6%, to $442.5 million for the year ended December 31, 2020, from $431.3 million for the year ended December 31, 2019. The weighted average yield on interest-earning assets decreased 52 basis points, to 3.48% at December 31, 2020, from 4.00% at December 31, 2019.

Interest Expense. Interest expense decreased $1.9 million, or 38.4%, to $3.0 million for the year ended December 31, 2020, from $4.9 million for the year ended December 31, 2019, as rates on interest-bearing liabilities decreased 51 basis points due to the declining interest rate environment and our shift from certificates of deposits into lower cost FHLB advances as sources of funding during the year ended December 31, 2020.

Net Interest Income. Net interest income increased approximately $50,000, or 0.4%, to $12.4 million for the year ended December 31, 2020, from $12.3 million for the year ended December 31, 2019.

Provision for Loan Losses. We recorded $500,000 in provision for loan losses for the year ended December 31, 2020, compared to a credit to our provision for loan losses of $1.0 million for the year ended December 31, 2019. The allowance for loan losses was $2.7 million, or 0.87%, of total loans (and 0.86% excluding PPP loans), at December 31, 2020, compared to $2.0 million, or 0.64% of total loans, at December 31, 2019. Nonaccrual loans constituted 0.39% of total gross loans (and 0.41% excluding PPP loans) at December 31, 2020 and 0.64% of gross loans at December 31, 2019. Net recoveries for the year ended December 31, 2020 were $203,000 compared to net charge-offs of $230,000 for the year ended December 31, 2019.

Noninterest Income. Noninterest income increased $3.7 million, or 118.8%, for the year ended December 31, 2020. The increase was due primarily to an increase in gains on sale of first mortgage residential real estate loans of $2.8 million, due to a decrease in market interest rates and an increase in refinancing activity, and an increase in gains on sale of available-for-sale securities of $1.0 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019.

Noninterest Expense. Noninterest expense decreased $360,000, or 2.2%, to $15.7 million for the year ended December 31, 2020 from $16.0 million for the year ended December 31, 2019. The decrease was due primarily to a $365,000 decrease to occupancy and equipment expenses due to recent branch closings.

Income Taxes. Income tax expense (benefit) was $1.7 million for the year ended December 31, 2020 and ($9,000) for the year ended December 31, 2019. Included in the 2020 period amount was a $934,000 increase in our deferred tax valuation allowance. As of December 31, 2020, the deferred tax asset valuation allowance was $934,000, reducing our net deferred tax asset to $3.4 million at that date. We did not have a deferred tax asset valuation allowance at December 31, 2019.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available positive and negative evidence, if it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income, including available tax strategies, of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Due to recent changes in market conditions and current events related to COVID-19, the board and management continue to assess our deferred tax assets including forecasted future projected income and future reversals of existing temporary differences. As such, there may be additional deferred tax asset impairment in subsequent periods.

We have federal loss carryforwards of approximately $9.9 million as of December 31, 2020. Of this amount, $1.8 million represents a tax loss carryforward from the 2019 tax year which has an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $8.1 million of losses begin to expire in 2029. We also have $400,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2022.

Under the Tax Cuts and Jobs Act of 2017, for federal losses originating in tax years after January 1, 2018, we are allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. The CARES Act temporarily repealed this 80% limitation for the calendar year ended December 31, 2020.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit realization of the existing deferred tax assets. Such objective historical evidence limits the ability to consider projections for future growth as subjective evidence.

On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $934,000 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We believe that it is more likely than not that the benefit from certain federal charitable contribution carryforwards, state net operating loss carryforwards, and state charitable contribution carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $934,000 on the deferred tax assets related to these carryforwards in 2020.

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

	2020			2019
	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$324,858	$13,959	4.30%	$347,736	$15,305	4.40%
Securities available-for-sale	63,885	1,349	2.11%	67,069	1,588	2.37%
Other interest-earning assets	53,787	85	0.16%	16,523	342	2.07%

Total interest-earning assets	442,530	15,393	3.48%	431,328	17,235	4.00%

Non-interest-earning assets	36,368			34,777

Total assets	$478,898			$466,105

Interest-earning liabilities:
Negotiable order of withdrawal accounts	$27,702	$46	0.17%	$25,606	$59	0.23%
Money market accounts	77,313	448	0.58%	64,095	715	1.12%
Savings accounts	53,658	58	0.11%	50,452	66	0.13%
Certificates of deposit	107,250	1,768	1.65%	182,636	3,802	2.08%

Total interest-bearing deposits	265,923	2,320	0.87%	322,789	4,642	1.44%
FHLB advances	58,920	721	1.22%	17,376	291	1.68%
Other interest-bearing liabilities	8,396	—	—%	7,687	—	—%

Total interest-bearing liabilities	333,239	3,041	0.91%	347,852	4,933	1.42%

Non-interest-bearing deposits	86,849			65,915
Other non-interest-bearing liabilities	4,300			2,663

Total liabilities	424,388			416,430
Total stockholders’ equity	54,510			49,675

Total liabilities and stockholders’ equity	$478,898			$466,105

Net interest income		$12,352			$12,302

Net interest-earning assets	$109,291			$83,476

Interest rate spread (1)			2.57%			2.58%
Net interest margin (2)			2.79%			2.85%
Average interest-earning assets to average interest-bearing liabilities	132.80%			124.00%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments included within the table below.

	Years Ended December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(989)	(357)	(1,346)
Securities	(73)	(166)	(239)
Other	(435)	178	(257)

Total interest-earning assets	(1,497)	(345)	(1,842)

Interest-bearing liabilities:
NOW	(5)	18	13
Money market deposits	(201)	468	267
Savings	(5)	13	8
Certificates of deposit	1,352	682	2,034

Total interest-bearing deposits	1,141	1,181	2,322
Borrowings	(485)	55	(430)
Other	—	—	—

Total interest-bearing liabilities	656	1,236	1,892

Change in net interest income	$(841)	891	50

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

We do not engage in material hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,965	24.3%
+300	13,467	19.9%
+200	12,800	14.0%
+100	12,064	7.4%
Level	11,233	0%
-100	10,857	(3.3)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of December 31, 2020, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent
	(Dollars in thousands)
400	$74,740	$16,270	27.8%
300	71,539	13,069	22.4%
200	68,600	10,130	17.3%
100	64,830	6,360	10.9%
—	58,470	—	—
(100)	57,828	(642)	(1.1)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2020, in the event of a 100 basis point decrease in interest rates, we would have experienced a 1.1% decrease in our EVE. In the event of a 200 basis point increase in interest rates at December 31, 2020, we would have experienced a 17.3% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2020, we had $68.4 million outstanding in advances from the Federal Home Loan Bank of Chicago. At December 31, 2020, we had $79.6 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at December 31, 2020, we had a $10 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2020. We also had a $7.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.7 million at December 31, 2020. We had not drawn on the Federal Reserve line as of December 31, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was approximately $1.2 million and $946,000 for the years ended December 31, 2020 and December 31, 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, and the sale of securities and proceeds from maturing securities and pay downs on securities, was $6.4 million for the year ended December 31, 2020 primarily due to purchases of available for sale securities of $59.9 million and net loan originations of $19.0 million offset by proceeds from the sale and maturing of securities of $74.7 million. Net cash provided by investing activities was $58.1 million for the year ended December 31, 2019, primarily due to net increase in loans of $60.1 million. Net cash provided by financing activities, consisting primarily of increases of $35.3 million in deposits and $52.0 million of proceeds from the issuance of FHLB advances, was $86.0 million for the year ended December 31, 2020. Net cash used in financing activities was $55.2 million for the year ended December 31, 2019, as $20.0 million in net proceeds from our initial public offering and $10.0 million in proceeds from issuance of FHLB advances were offset by $22.4 million of payments of outstanding FHLB advances and a $61.5 million decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Chicago advances as well as brokered certificates of deposit as needed, we believe we will have the capacity to fund loan growth as well as maintain a strong liquidity position.

At December 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $49.5 million, or 9.8% of adjusted total assets, which is above the well-capitalized required level of $25.2 million, or 5%; and total risk-based capital of $52.2 million, or 16.0% of risk-weighted assets, which is above the well-capitalized required level of $32.7 million, or 10%. There are no conditions or events since December 31, 2020 that management believes have changed the category.

Our board of directors authorized a stock repurchase plan in the first quarter of 2020 allowing us to repurchase up to 109,725 shares of stock. As of December 31, 2020, we had repurchased 109,725 shares at an average price of $9.60 under the approved stock repurchase plan.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 12 of the notes to the financial statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the President and the Executive Vice President and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2020 regarding the Company’s equity compensation plan that has been approved by shareholders. The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

	Number of shares to be issued upon exercise of outstanding options and rights	Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Equity Incentive Plan	333,854	$7.89	30,790

(1)

Consists of 238,467 shares reserved for grants of stock options and 95,387 shares reserved for grants of restricted stock. On December 31, 2020, 218,115 options were outstanding with a weighted average exercise price of $7.89 of which none were exercisable as of that date. On December 31, 2020, 84,949 restricted stock awards were nonvested with a weighted average grant date fair value of $7.87.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets as of December 31, 2020 and 2019

	(C)	Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

	(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020 and 2019

	(E)	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020 and 2019

	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

	3.1	Charter of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

	4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

	4.2	Description of the Company’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2019 (file no. 001-38778), filed on March 30, 2020.)

	10.1	Employment Agreement between PyraMax Bank and Richard Hurd (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

	10.2	Employment Agreement between PyraMax Bank and David Ball (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (file no. 001-38778), filed on January 25, 2021.)

	10.2	Employment Agreement between PyraMax Bank and Monica Baker (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	10.3	Employment Agreement between PyraMax Bank and Thomas K. Peterson (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

	10.4	Non-Qualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-227223), initially filed September 7, 2018.)

10.5	1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Stockholders (file No. 001-38778), filed on February 21, 2020.)

21	Subsidiaries

23	Consent of Wipfli LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.
Date: March 31, 2021	By:	/s/ Richard B. Hurd
Richard B. Hurd Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Hurd	Chief Executive Officer and Director	March 31, 2021
Richard B. Hurd	(Principal Executive Officer)

/s/ David R. Ball David R. Ball	President, Chief Operating Officer and Director	March 31, 2021

/s/ Richard J. Krier	Principal Financial Officer (Principal	March 31, 2021
Richard J. Krier	Financial and Accounting Officer)

/s/ Darrell Francis	Chairman of the Board	March 31, 2021
Darrell Francis

/s/ Monica Baker	Senior Vice President and Director	March 31, 2021
Monica Baker

/s/ Joseph Murphy	Director	March 31, 2021
Joseph Murphy

/s/ James Spiegelberg	Director	March 31, 2021
James Spiegelberg

/s/ John Talsky	Director	March 31, 2021
John Talsky

/s/ Gary Zenobi	Director	March 31, 2021
Gary Zenobi

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 1895 Bancorp of Wisconsin, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1895 Bancorp of Wisconsin, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Wipfli LLP

Milwaukee, Wisconsin

We have served as the Company’s auditor since 2011.

March 5, 2021

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$87,977	$11,507
Fed funds sold	4,549	200

Cash and cash equivalents	92,526	11,707

Marketable equity securities, stated at fair value	2,992	2,553
Available for sale securities, stated at fair value	58,703	71,375
Loans held for sale	2,484	685
Loans, net	329,073	310,674
Premises and equipment, net	6,275	6,681
Mortgage servicing rights, net	1,806	2,172
Federal Home Loan Bank (FHLB) stock, at cost	3,032	913
Accrued interest receivable	912	963
Cash value of life insurance	13,485	13,085
Other assets	5,469	7,201

TOTAL ASSETS	$516,757	$428,009

Liabilities and Stockholders’ Equity
Deposits	$379,848	$344,596
Advance payments by borrowers for taxes and insurance	2,737	1,681
FHLB advances	68,398	17,623
Accrued interest payable	183	385
Other liabilities	5,583	5,059

Total liabilities	456,749	369,344

Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at December 31, 2020 and December 31, 2019 Issued - 4,961,626 at December 31, 2020 and 4,876,677 December 31, 2019 (includes 84,949 and 0 unvested shares, respectively) Outstanding - 4,834,401 at December 31, 2020 and 4,876,677 at December 31, 2019 (includes 84,949 and 0 unvested shares, respectively)	49	49

Additional Paid in Capital	20,134	19,981
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 161,486 and 168,507 shares as of December 31, 2020 and December 31, 2019, respectively	(1,615)	(1,685)

Less treasury stock at cost, 127,225 and 0 shares, at December 31, 2020 and December 31, 2019, respectively	(1,228)	—
Retained earnings	41,530	40,213
Accumulated other comprehensive income, net of income taxes	1,138	107

Total stockholders’ equity	60,008	58,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$516,757	$428,009

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share per share data)

	Years ended December 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$13,959	$15,305
Securities, taxable	1,349	1,588
Other	85	342

Total interest and dividend income	15,393	17,235

Interest expense:
Interest-bearing deposits	2,320	4,642
Borrowed funds	721	291

Total interest expense	3,041	4,933

Net interest income	12,352	12,302
Provision (credit) for loan losses	500	(1,032)

Net interest income after provision for loan losses	11,852	13,334

Noninterest income:
Service charges and other fees	814	856
Loan servicing	546	948
Net gain on sale of loans	3,499	715
Net gain on sale of securities	1,023	—
Increase in cash value of insurance	400	399
Death benefit gain	—	158
Other	598	68

Total noninterest income	6,880	3,144

Noninterest expense:
Salaries and employee benefits	9,674	9,571
Advertising and promotions	110	199
Data processing	761	795
Occupancy and equipment	1,361	1,726
FDIC assessment	112	84
OREO expense, net of gains on sale of foreclosed assets	(6)	(84)
Other	3,667	3,747

Total noninterest expense	15,679	16,038

Income before income taxes	3,053	440

Income tax expense (benefit)	1,736	(9)

Net income	$1,317	$449

Earnings per share:
Basic	$0.28	$0.10
Diluted	$0.28	$0.10
Average common shares outstanding:
Basic	4,642,171	4,703,782
Diluted	4,685,208	4,703,782

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years ended December 31,
	2020	2019
Net income	$1,317	$449
Other comprehensive income:
Unrealized holding gains arising during the period	2,435	2,315
Reclassification adjustment for gains realized in net income	(1,023)	—

Other comprehensive income, before tax effect	1,412	2,315
Tax effect of other comprehensive income items	381	625

Other comprehensive income, net of tax	1,031	1,690

Comprehensive income	$2,348	$2,139

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Unallocated Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2018	$—	$—	$—	$—	$39,764	$(1,583)	$38,181
Net income	—	—	—	—	449	—	449
Other comprehensive income	—	—	—	—	—	1,690	1,690
Net proceeds of offering	49	19,980	—	—	—	—	20,029
Purchase of ESOP Shares	—	—	—	(1,755)	—	—	(1,755)
ESOP shares committed to be released (7,021 shares)	—	1	—	70	—	—	71

Balance, December 31, 2019	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	1,317	—	1,317
Other comprehensive income	—	—	—	—	—	1,031	1,031
Common stock reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Repurchase of common stock	—	—	(1,053)	—	—	—	(1,053)
ESOP shares committed to be released (7,021 shares)	—	(3)	—	70	—	—	67
Stock compensation expense	—	156	—	—	—	—	156

Balance, December 31, 2020	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$1,317	$449
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for loan losses	500	(1,032)
Depreciation	661	695
Net amortization of investment securities	232	264
Net loss (gain) on disposal of premises and equipment	33	(96)
Net change in marketable equity securities	(614)	(124)
Stock compensation expense	156	—
Impairment of mortgage servicing rights	369	—
Write-down on premises and equipment	—	90
Deferred income taxes	1,650	20
Net gain on sale of foreclosed assets	—	(103)
Net gain on sale of available for sale securities	(1,023)	—
Originations of mortgage loans held for sale	(195,425)	(112,070)
Proceeds from sales of mortgage loans held for sale	197,125	112,872
Net gain on sale of mortgage loans held for sale	(3,499)	(716)
ESOP compensation	67	71
Net change in cash value of life insurance	(400)	(399)
Gain on death benefit	—	(158)
Changes in operating assets and liabilities:
Mortgage servicing rights	(3)	(69)
Accrued interest receivable and other assets	(248)	1339
Accrued interest payable and other liabilities	322	(87)

Net cash provided by operating activities	1,220	946

Cash flows from investing activities
Proceeds from sales of available for sale securities	19,515	—
Maturities, prepayments and calls of available for sale securities	55,217	10,308
Purchase of available for sale securities	(59,857)	(13,901)
Net (increase) decrease in loans	(18,899)	60,054
Net proceeds from sales of premises and equipment	—	801
Capital expenditures for premises and equipment	(288)	(668)
Proceeds from life insurance policies	—	872
Net (increase) decrease in FHLB stock	(2,119)	348
Proceeds from sales of foreclosed assets	—	237

Net cash (used in) provided by investing activities	(6,431)	58,051

Cash flows from financing activities
Net increase (decrease) in deposits	35,252	(61,541)
Net increase in advance payments by borrowers for taxes and insurance	1,056	441
Proceeds from stock offering	—	20,029
Purchase of ESOP shares	—	(1,755)
Proceeds from the issuance of FHLB advances	52,000	10,000
Principal payments on FHLB advances	(1,225)	(22,387)

	Years ended December 31,
	2020	2019
Purchase of common stock for treasury	(1,053)	—

Net cash provided by (used in) financing activities	86,030	(55,213)

Net increase in cash and cash equivalents	80,819	3,784
Cash and cash equivalents at beginning of year	11,707	7,923

Cash and cash equivalents at end of year	$92,526	$11,707

Supplemental cash flow information:
Cash paid during the year for interest	$3,242	$4,920
Cash paid (received) during the year for income taxes	$(5)	$(209)

Noncash activities:
Loans transferred to loans held for sale	$124	$29,360
Loans transferred to foreclosed assets	—	134
Bank premises transferred to other assets held for sale	—	660
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	175	—

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

The Bank has one subsidiary, PyraMax Insurance Services LLC, which offers a comprehensive set of insurance and risk products for personal and business needs.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair values of financial instruments, and the valuation of deferred income tax assets.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

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

Marketable Equity Securities

The Company holds marketable equity securities, which have a readily determinable fair value, and consist of mutual fund investments and common equity. These securities are recorded at fair value with unrealized gains and losses, due to change in fair value, reflected in other noninterest income. Gains and losses on the sale of marketable equity securities are recorded on the trade date and determined using the specific-identification method. The portion of unrealized gains and losses for the period related to marketable equity securities still held as of December 31, 2020 and 2019 was $561 and $142, respectively.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

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

Years Ended December 31, 2020 and 2019

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

Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and, on a selective basis, retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. Mortgage servicing rights are amortized over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets, net in the consolidated balance sheets. To the extent that the Company sells mortgage servicing rights, a gain is recognized for the amount of which sale proceeds exceed the remaining unamortized cost of the servicing rights that were sold. Recognized gains on sale of mortgage servicing rights are included in other noninterest income in the consolidated statements of operations.

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

Mortgage servicing rights are evaluated for impairment at each reporting date and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

includes stratifying the mortgage servicing rights by predominant characteristics such as interest rates and terms and estimating fair value of each stratum. Impairment is recognized through a valuation allowance for an individual stratum to the extent that fair value is less than the carrying amount for the stratum.

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The stock is evaluated for impairment on an annual basis.

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net foreclosed asset expense. There were no foreclosed assets as of December 31, 2020 and 2019, respectively. There were approximately $56 and $240 of residential real estate loans in process of foreclosure at December 31, 2020 and 2019, respectively.

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

As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the allowances for loan losses, deferred

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

compensation, and mortgage servicing rights. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Advertising

Advertising costs are expensed as incurred.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income is composed of the unrealized gain on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately $276 and $0 was recognized for the years ended December 31, 2020 and 2019, respectively, in “provision (credit) for income taxes” on the statements of operations.

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the 2020 classifications.

Recent Accounting Pronouncements

The following Accounting Standards Updates (ASU) have been issued by the FASB and may impact the Company’s consolidated financial statements in future reporting periods.

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

(Topic 842): Effective Dates for Certain Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as SOFR. For instance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. ASU 2020-04 is effective March 12, 2020, through December 31, 2022. The Company is in the process of determining which optional expedients to elect, if any, as well as the timing and application of those elections. At this time, the Company does not expect any elections to have a significant impact on its financial statements.

NOTE 2 — Cash and Due from Banks

Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in reserve requirement ratios does not have a defined timeframe and may be revised by the Federal Reserve Board in the future. The total required reserve balance was $0 as of both December 31, 2020 and 2019.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

NOTE 3 — Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2020	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$11,570	$244	$(11)	$11,803
Government-sponsored mortgage-backed securities	36,886	1,165	(12)	38,039
Asset-backed securities	7,231	57	(7)	7,281
Certificates of deposit	1,458	122	—	1,580

Total available for sale securities	$57,145	$1,588	$(30)	$58,703

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2019	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$9,779	$67	$(20)	$9,826
Government-sponsored mortgage-backed securities	56,975	416	(357)	57,034
Corporate collateralized mortgage obligations	284	5	—	289
Asset-backed securities	2,484	—	(19)	2,465
Certificates of deposit	1,707	54	—	1,761

Total available for sale securities	$71,229	$542	$(396)	$71,375

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government enterprises: Fannie Mae, Freddie Mac or Ginnie Mae. Available for sale securities with a carrying value of $2.0 million and $3.0 million were pledged as collateral to secure customer deposit accounts at December 31, 2020 and December 31, 2019, respectively.

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$4,235	$(11)	$—	$—	$4,235	$(11)
Government-sponsored mortgage-backed securities	4,984	(12)	—	—	4,984	(12)
Asset-backed securities	—	—	638	(7)	638	(7)

Total	$9,219	$(23)	$638	$(7)	$9,857	$(30)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$2,052	$(14)	$667	$(6)	$2,719	$(20)
Government-sponsored mortgage-backed securities	15,830	(106)	16,747	(251)	32,577	(357)
Asset-backed securities	2,394	(18)	71	(1)	2,465	(19)

Total	$20,276	$(138)	$17,485	$(258)	$37,761	$(396)

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

At December 31, 2020, the Company had 5 debt securities with unrealized losses with aggregate depreciation of 0.3% from the Company’s amortized cost basis. At December 31, 2019, the Company had 30 debt securities with unrealized losses with aggregate depreciation of 1.0% from the Company’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not caused by changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,239	$1,255
Due after one through 5 years	5,217	5,419
Due after 5 through 10 years	1,326	1,435
Due after 10 years	5,246	5,274

Subtotal	13,028	13,383
Mortgage-related securities	36,886	38,039
Asset-backed securities	7,231	7,281

Total	$57,145	$58,703

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for each of the periods listed below:

	Years ended December 31,
	2020	2019
Proceeds from sales of available for sale securities	$19,515	$—
Gross gains	1,023	—
Gross losses	—	—

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 4 — Loans

Major classifications of loans are as follows:

	As of December 31,
	2020	2019
Commercial:
Real estate	$189,291	$178,882
Land development	1,492	1,623
Other	46,184	34,072
Residential real estate:
First mortgage	68,968	65,450
Construction	2,954	2,041
Consumer:
Home equity and lines of credit	22,348	29,691
Other	361	611

Subtotal	331,598	312,370
Net deferred loan costs	178	304
Allowance for loan losses	(2,703)	(2,000)

Net loans	$329,073	$310,674

Deposit accounts in an overdrawn position and reclassified as loans totaled $141 and $114 at December 31, 2020 and 2019, respectively.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company actively participated in assisting our customers with applications for resources through the program until its closing on August 8, 2020. PPP loans originated by the Company have: (a) an interest rate of 1.0%, (b) two-year and five-year loan terms to maturity; and (c) principal and interest payments deferred for ten months after the end date of the borrowers forgiveness period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As of December 31, 2020, we have funded 246 PPP loans with outstanding balances totaling $17.2 million, included within the commercial loan balances above.

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 4 — Loans – (continued)

cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As December 31, 2020 and December 31, 2019, respectively, the Company had transferred $29.6 million and $26.2 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

December 31, 2020	Commercial	Residential	Consumer	Total
Beginning balance	$1,235	$573	$192	$2,000
Provision for loan losses	360	100	40	500
Loans charged off	—	(60)	(8)	(68)
Recoveries of loans previously charged off	14	132	125	271

Total ending allowance balance	$1,609	$745	$349	$2,703

December 31, 2019	Commercial	Residential	Consumer	Total
Beginning balance	$1,448	$1,250	$564	$3,262
Provision (credit) for loan losses	(222)	(599)	(211)	(1,032)
Loans charged off	(214)	(83)	(269)	(566)
Recoveries of loans previously charged off	223	5	108	336

Total ending allowance balance	$1,235	$573	$192	$2,000

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

December 31, 2020	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$10,573	$411	$21	$11,005
Collectively evaluated for impairment	226,394	71,511	22,688	320,593

Total loans	$236,967	$71,922	$22,709	$331,598

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	745	349	2,703

Total allowance for loan losses	$1,609	$745	$349	$2,703

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 4 — Loans – (continued)

December 31, 2019	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$6,931	$1,078	$32	$8,041
Collectively evaluated for impairment	207,646	66,413	30,270	304,329

Total loans	$214,577	$67,491	$30,302	$312,370

Allowance for loan losses:
Individually evaluated for impairment	$—	$62	$5	$67
Collectively evaluated for impairment	1,235	511	187	1,933

Total allowance for loan losses	$1,235	$573	$192	$2,000

Information regarding impaired loans follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
December 31, 2020
Loans with no related allowance for loan losses:
Commercial:
Real estate	$6,277	$6,277	NA	$6,268	$332
Land development	1,492	1,492	NA	503	40
Other	2,804	2,804	NA	2,301	138
Residential real estate and consumer:
First mortgage	411	495	NA	568	261
Home equity and lines of credit	21	51	NA	24	3

Total loans with no related allowance for loan losses	11,005	11,119	NA	9,664	774

Loans with related allowance for loan losses:
Residential real estate and consumer:
First mortgage	—	—	—	36	—
Home equity and lines of credit	—	—	—	4	—

Total loans with related allowance for loan losses	—	—	—	40	—

Grand totals	$11,005	$11,119	$—	$9,704	$774

December 31, 2019
Loans with no related allowance for loan losses:
Commercial:
Real estate	$5,840	$5,840	NA	$1,824	$87
Land development	—	—	NA	126	—
Other	1,091	1,091	NA	488	23
Residential real estate and consumer:
First mortgage	1,016	1,350	NA	1,056	18
Home equity and lines of credit	27	56	NA	29	—

Total loans with no related allowance for loan losses	7,974	8,337	NA	3,523	128

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 4 — Loans – (continued)

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with related allowance for loan losses:
Residential real estate and consumer:
First mortgage	62	62	62	43	—
Home equity and lines of credit	5	6	5	16	—

Total loans with related allowance for loan losses	67	68	67	59	—

Grand totals	$8,041	$8,405	$67	$3,582	$128

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of December 31, 2020 and 2019, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

December 31, 2020	Pass	Watch and Special Mention	Substandard	Total
Real estate	$163,961	$19,272	$6,058	$189,291
Land development	—	—	1,492	1,492
Other	37,675	5,705	2,804	46,184

Total	$201,636	$24,977	$10,354	$236,967

December 31, 2019	Pass	Watch and Special Mention	Substandard	Total
Real estate	$168,834	$4,418	$5,630	$178,882
Land development	—	1,623	—	1,623
Other	27,522	5,517	1,033	34,072

Total	$196,356	$11,558	$6,663	$214,577

There were no loans rated as doubtful at December 31, 2020 and December 31, 2019.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 4 — Loans – (continued)

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

December 31, 2020	Performing	Non Performing	Total
Residential real estate:
First mortgages	$67,817	$1,151	$68,968
Construction	2,954	—	2,954
Consumer:
Home equity and lines of credit	22,212	136	22,348
Other	361	—	361

Total	$93,344	$1,287	$94,631

December 31, 2019	Performing	Non Performing	Total
Residential real estate:
First mortgages	$63,760	$1,690	$65,450
Construction	2,041	—	2,041
Consumer:
Home equity and lines of credit	29,548	143	29,691
Other	611	—	611

Total	$95,960	$1,833	$97,793

Loan aging and non-accrual information follows:

December 31, 2020	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$189,050	$241	$—	$189,291	$—
Land development	1,492	—	—	1,492	—
Other	46,151	33	—	46,184	—
Residential real estate:
First mortgage	68,147	684	137	68,968	1,151
Construction	2,954	—	—	2,954	—
Consumer:
Home equity and lines of credit	22,204	121	23	22,348	136
Other	361	—	—	361	—

Total	$330,359	$1,079	$160	$331,598	$1,287

		Total non-accrual loans to total loans				0.39%
		Total non-accrual loans to total assets				0.25%

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 4 — Loans – (continued)

December 31, 2019	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$178,702	$—	$180	$178,882	$180
Land development	1,623	—	—	1,623	—
Other	33,924	148	—	34,072	—
Residential real estate:
First mortgage	63,854	1,059	537	65,450	1,690
Construction	2,041	—	—	2,041	—
Consumer:
Home equity and lines of credit	29,678	13	—	29,691	143
Other	611	—	—	611	—

Total	$310,433	$1,220	$717	$312,370	$2,013

		Total non-accrual loans to total loans				0.64%
		Total non-accrual loans to total assets				0.47%

There are no loans 90 or more days past due and accruing interest as of December 31, 2020 or 2019.

Non-performing loans are as follows:

	Years ended December 31,
	2020	2019
Non-accrual loans, other than troubled debt restructurings	$1,068	$1,416
Non-accrual loans, troubled debt restructurings	219	597

Total non-performing loans (NPLs)	$1,287	$2,013

Restructured loans, accruing	$432	$446

There were no loans modified as troubled debt restructurings during years ended December 31, 2020 and December 31, 2019.

The provisions of the March 2020 CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of December 31, 2020, the Company had deferrals of $308 in interest, escrow and principal payments on $14.1 million in outstanding loans.

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. No troubled debt restructurings defaulted within twelve months of their modification date during the years ended December 31, 2020 and 2019.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 5 — Foreclosed Assets

There were no foreclosed assets held as of December 31, 2020 and December 31, 2019.

A summary of the Company’s foreclosed asset activity is presented below.

	Years ended December 31,
	2020	2019
Foreclosed assets, beginning of period	$—	$—
Loans receivable transferred	—	134
Gain on sales	—	103
Proceeds from sales	—	(237)
Write downs	—	—
Other	—	—

Foreclosed assets, end of period	$—	$—

NOTE 6 — Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	As of December 31,
	2020	2019
Land	$863	$863
Buildings	7,845	7,829
Leasehold improvements	209	633
Furniture and equipment	5,929	6,343

Totals	14,846	15,668
Less: Accumulated depreciation	8,571	8,987

Premises and equipment, net	$6,275	$6,681

Depreciation of premises and equipment totaled $661 and $695 for the years ended December 31, 2020 and 2019, respectively.

There was no impairment of premises and equipment during the year ended December 31, 2020. The Company had impairment on premises and equipment of $90 during the year ended December 31, 2019. The impairment loss was taken on a building held for sale, which was transferred to other assets on the balance sheet at December 31, 2019.

The Company leases premises from nonrelated entities. Rent expense under these non-cancelable leases totaled $93 and $223 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company has $20 in future minimum rental commitments under non-cancelable leases, before considering available renewal options, to be paid during the first quarter of 2021.

NOTE 7 — Mortgage Servicing Rights

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $345.1 million at December 31, 2020, and $336.7 million at December 31, 2019.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 7 — Mortgage Servicing Rights – (continued)

The following is a summary of changes in the balance of mortgage servicing rights for the periods indicated below:

	As of December 31,
	2020	2019
Beginning balance	$2,172	$2,103
Additions	770	527
Amortization	(767)	(458)
Adjustments to valuation allowance	(369)	—

Ending balances	$1,806	$2,172

Fair value at beginning of period	$2,404	$3,371

Fair value at end of period	$1,806	$2,404

The valuation allowance as of December 31, 2020 was $369. There was no valuation allowance as of December 31, 2019. The Company did not sell any mortgage servicing rights during the years ended December 31, 2020 and 2019.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds, and ancillary income and servicing costs. As of December 31, 2020, the model used discount rates ranging from 10% to 13.5% and prepayment speeds ranging from 18% to 46%, respectively, both of which were based on market data from independent organizations. As of December 31, 2019, the model used discount rates of 10% to 14% and prepayment speeds ranging from 7% to 45%.

The following table shows the estimated future amortization of mortgage servicing rights for the next five years. The projections of amortization expense are based on existing asset balances as of as of December 31, 2020. The actual amortization expense the Company recognizes in any given period may be significantly different depending on changes in interest rates, market conditions, and regulatory requirements.

For the period ending December 31, 2021	382
2022	357
2023	334
2024	311
2025	285
Thereafter	137

Total	$1,806

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 8 — Deposits

The composition of deposits is as follows:

	As of December 31,
	2020	2019
Non-interest bearing checking	$98,970	$62,768
Interest bearing checking	30,630	25,432
Money market	103,724	65,999
Statement savings accounts	58,895	47,981
Certificates of deposit	87,629	142,416

Total	$379,848	$344,596

Certificates of deposit that met or exceeded the FDIC insurance limit of $250 totaled $8.7 million and $16.5 million at December 31, 2020 and 2019, respectively.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2020	2019
Interest bearing checking	$46	$59
Money market	448	715
Statement savings accounts	58	66
Certificates of deposit	1,768	3,802

Total	$2,320	$4,642

The scheduled maturities of certificates of deposit are as follows:

2021	81,521
2022	3,938
2023	630
2024	860
2025	680

Total	$87,629

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 9 — FHLB Advances and Other Borrowings

A summary of FHLB advances follows:

	As of December 31,
	2020		2019
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Fixed rate, COVID-19 Relief Advance, maturing May 2021	0.00%	$4,000	N/A	$—
Fixed rate, fixed term advance, maturing July 2021	1.41%	7,000	1.41%	7,000
Fixed rate, fixed term advance, maturing February 2022	1.62%	6,500	N/A	—
Fixed rate, fixed term advance, maturing February 2023	1.62%	6,500	N/A	—
Putable advance, maturing October 2029 first option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing February 2030 first option date Feb 2023	0.98%	5,000	N/A	—
Putable advance, maturing March 2030 first option date March 2025	0.89%	10,000	N/A	—
Advance structured note, payments due monthly, maturing February 2030	7.47%	584	7.47%	623
Advance structured note, payments due monthly, maturing April 2030	1.05%	9,365	N/A	—
Advance structured note, payments due monthly, maturing May 2030	1.19%	9,449	N/A	—

Total		$68,398		$17,623

A summary of the scheduled maturities of FHLB advances follows:

	December 31, 2020
	Weighted Average Rate	Amount
2021	0.95%	12,956
2022	1.54%	8,481
2023	1.54%	8,506
2024	1.28%	2,032
2025	1.30%	2,059
Thereafter	1.07%	34,364

Total		$68,398

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as London InterBank Offered Rate (LIBOR), federal funds, or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company had pledged approximately $149.1 million at December 31, 2020, and $125.5 million at December 31, 2019, of qualifying real estate mortgage loans. FHLB advances were also secured by $3.0 million at December 31, 2020 and $913 at December 31, 2019 of FHLB stock owned by the Company. At December 31, 2020 and 2019, the Company’s available and unused portion of this borrowing agreement totaled $79.6 million and $107.0 million, respectively. Additional borrowing would require additional purchase of FHLB stock.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 9 — FHLB Advances and Other Borrowings (continued)

Additionally, at December 31, 2020 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2020. The Company also had a $7.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.7 million at December 31, 2020. The Company had not drawn on the Federal Reserve line as of December 31, 2020.

NOTE 10 — Employee Benefit Plan

The Company sponsors a 401(k)-profit sharing plan covering substantially all employees certain age and minimum service requirements. The Company may then match a discretionary percentage of each eligible participant’s contribution. The expense charge to operations for the Company’s matching contributions were $414 and $356 for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 — Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components:

	Years ended December 31,
	2020	2019
Current tax expense (benefit):
Federal	$86	$(26)
State	—	(3)

Total current tax expense (benefit)	86	(29)

Deferred tax expense:
Federal	589	19
State	127	1
Valuation allowance	934

Total deferred tax expense	1,650	20

Provision (credit) for income taxes	$1,736	$(9)

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:

	Years ended December 31,
	2020		2019
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates:
Federal income taxes at statutory rate	$641	21.00%	$92	21.00%
Adjustments for:
State income taxes, net of federal income tax benefit	—	0.00%	—	0.00%
Increase in cash value of life insurance	(84)	-2.75%	(117)	-26.70%
Change in valuation allowance	934	30.60%	—	0.00%
Other, net	245	8.03%	16	3.65%

Total income tax expense (benefit)	$1,736	56.88%	$(9)	-2.05%

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 11 — Income Taxes – (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$735	$542
Deferred compensation	859	692
Accrued employee benefits	122	136
Carryforwards	3,492	4,743
Premises and equipment	6	11
ESOP release of shares	17	—
Other	57	14

Total deferred tax assets	$5,288	$6,138

Deferred tax liabilities:
Loan fees	$48	$82
Unrealized gain on available for sale securities	420	39
Mortgage servicing rights	491	589
FHLB stock dividends	26	28

Total deferred tax liabilities	$985	$738

Net deferred tax asset/liability	4,303	5,400
Valuation allowance	(934)	—

Net deferred tax asset	$3,369	$5,400

Income tax expense (benefit) was $1.7 million for the year ended December 31, 2020 and ($9) for the year ended December 31, 2019. Included in income tax expense for the year ended December 31, 2020 was a $934 increase in our deferred tax valuation allowance. As of December 31, 2020, the deferred tax asset valuation allowance was $934, reducing our net deferred tax assets to $3.4 million at that date. We did not have a deferred tax asset valuation allowance at December 31, 2019.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available positive and negative evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income, including available tax strategies of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 11 — Income Taxes – (continued)

The Company has federal loss carryforwards of approximately $9.9 million as of December 31, 2020. Of this amount, $1.8 million represents a tax loss carryforward from the 2019 tax year has an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $8.1 million of losses begin to expire in 2029. The Company also has $0.4 million of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2022.

Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. The CARES Act temporarily repealed this 80% limitation for the calendar year ended December 31, 2020.

The Company has state net operating loss carryforwards totaling approximately $20.2 million that may be applied against future state taxable income and begin to expire in 2023 as of December 31, 2020. The Company also has $0.4 million of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2022.

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2017 for Federal and 2016 for State.

NOTE 12 — Commitments and Contingencies

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements. No legal proceedings existed at December 31, 2020.

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

The contract amounts of credit-related financial instruments at December 31, 2020 and 2019 are summarized below:

December 31, 2020	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$12,084	$41,778	$53,862
Standby letters of credit, variable	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,087	—	1,087
Commitments to sell loans	53,847	—	53,847
Overdraft protection program commitments	4,104	—	4,104

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 12 — Commitments and Contingencies – (continued)

December 31, 2019	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$21,745	$36,108	$57,853
Standby letters of credit, variable	—	—	—
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	841	—	841
Commitments to sell loans	10,917	—	10,917
Overdraft protection program commitments	4,129	—	4,129

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

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $1.9 million of commitments to deliver loans through the Program as of December 31, 2020. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2020, and 2019, the Company had no liability outstanding.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 13 — Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, and loans. The Company’s cash and cash equivalents are held in demand accounts with various institutions. The Company’s investments are held in a variety of interest-bearing investments including obligations from states and political subdivisions, government sponsored agencies and certificates of deposit. Such certificates of deposits are generally in excess of insured limits. The Company has not experienced any

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 13 — Concentration of Credit Risk – (continued)

historical losses on its investments of cash and cash equivalents. Practically all of the Company’s loans and commitments have been granted to customers in the Company’s market area. Although the Company has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 4.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $67 and $71 in compensation expense for the years ended December 31, 2020 and December 31, 2019, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP as of December 31, 2020 and 2019.

	2020	2019
Beginning ESOP shares	168,507	175,528
Shares committed to be released	(7,021)	(7,021)

Total unallocated shares	161,486	168,507

Fair value of unallocated shares (based on $9.96 and $10.78 share price as of December 31, 2020 and 2019, respectively)	$1,608	$1,817

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 15 — Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2020	2019
Beginning balance	$1,172	$1,289
New loans	512	378
Repayments	(650)	(495)

Ending balance	$1,034	$1,172

Deposits from directors, executive officers, and their affiliates totaled $940 and $1.7 million at December 31, 2020 and 2019, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms were $30 and $43 during the years ended December 31, 2020 and 2019, respectively.

NOTE 16 — Fair Value

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

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 16 — Fair Value – (continued)

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

Rate lock commitments—Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations, within mortgage banking income.

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

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 16 — Fair Value – (continued)

specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service. Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy. The Company records the mortgage servicing rights at the lower of amortized cost or fair value.

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value:

	Recurring Fair Value Measurements Using
December 31, 2020	Level 1	Level 2	Level 3	Total
Marketable equity securities	$2,992	$—	$—	$2,992
Available for sale securities:
Obligations of states and political subdivisions	—	11,803	—	11,803
Government-sponsored mortgage-backed securities	—	38,039	—	38,039
Asset-backed securities	—	7,281	—	7,281
Certificates of deposit		1,580	—	1,580

Total	$2,992	$58,703	$—	$61,695

	Recurring Fair Value Measurements Using
December 31, 2019	Level 1	Level 2	Level 3	Total
Marketable equity securities	$2,553	$—	$—	$2,553
Available for sale securities:
Obligations of states and political subdivisions	—	9,826	—	9,826
Government-sponsored mortgage-backed securities	—	57,034	—	57,034
Corporate collateralized mortgage obligations	—	289	—	289
Asset-backed securities	—	2,465	—	2,465
Certificates of deposit	—	1,761	—	1,761

Total	$2,553	$71,375	$—	$73,928

Impaired loans are measured at fair value on a non-recurring basis. There were no loans that were considered impaired with a specific valuation allowance as of December 31, 2020. Loans with a carrying amount of $67 were considered impaired and were written down to their estimated fair value of $0 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $67 as of December 31, 2019.

Mortgage servicing rights are measured at fair value on a non-recurring basis. At December 31, 2020, mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimated fair value of $1.8 million. As a result, the Company recognized a specific valuation allowance against mortgage servicing rights of $369. There was no impairment on mortgage servicing rights as of December 31, 2019.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 16 — Fair Value – (continued)

For Level 3 assets measured at fair value on a nonrecurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2020			Significant Unobservable Input Value
		Valuation Technique	Significant Unobservable Input(s)	Minimum Value	Maximum Value
Impaired loans	$—	Market and/or income approach	Management discount to appraised values	10.0%	20.0%
Rate lock commitments	354	Pricing model	Pull through rate	75.0%	100.0%
Mortgage servicing rights	1,806	Pricing models	Prepayment rate	18.0%	46.2%
			Discount rate	10.0%	13.5%
			Cost to service	$84.00	$85.00

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 16 — Fair Value – (continued)

The carrying value and estimated fair value of financial instruments follow:

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$92,526	$92,526	$—	$—
Available for sale securities	58,703	—	58,703	—
Loans held for sale	2,484	—	2,484	—
Loans	329,073	—	—	332,882
Rate lock commitments	354	—	—	354
Accrued interest receivable	912	912	—	—
Cash value of life insurance	13,485	—	—	13,485
FHLB stock	3,032	—	—	3,032
Marketable securities	2,992	2,992	—	—
Financial liabilities:
Deposits	379,848	292,219	—	87,884
Advance payments by borrowers for taxes and insurance	2,737	2,737	—	—
FHLB advances	63,398	—	—	70,561
Accrued interest payable	183	183	—	—

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,707	$11,707	$—	$—
Available for sale securities	71,375	—	71,375	—
Loans held for sale	685	—	685	—
Loans	310,674	—	—	310,993
Accrued interest receivable	963	963	—	—
Cash value of life insurance	13,085	—	—	13,085
FHLB stock	913	—	—	913
Marketable securities	2,553	2,553	—	—
Financial liabilities:
Deposits	344,596	202,180	—	142,708
Advance payments by borrowers for taxes and insurance	1,681	1,681	—	—
FHLB advances	17,623	—	—	17,976
Accrued interest payable	385	385	—	—

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

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 16 — Fair Value – (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2020, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2020, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2020 that management believes have changed the category.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 17 — Equity and Regulatory Matters – (continued)

The Bank’s actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
PyraMax Bank
Leverage (Tier 1)	$49,534	9.8%	$20,195	4.0%	$25,243	5.0%

Risk-based:
Common Tier 1	49,534	15.1%	14,725	4.5%	21,269	6.5%
Tier 1	49,534	15.1%	19,633	6.0%	26,177	8.0%
Total	52,237	16.0%	26,177	8.0%	32,722	10.0%

December 31, 2019
PyraMax Bank
Leverage (Tier 1)	$46,316	10.7%	$17,392	4.0%	$21,740	5.0%

Risk-based:
Common Tier 1	46,316	13.5%	15,391	4.5%	22,232	6.5%
Tier 1	46,316	13.5%	20,522	6.0%	27,362	8.0%
Total	48,316	14.1%	27,362	8.0%	34,203	10.0%

NOTE 18 — Deferred Compensation

The Company has obligations to certain retired and active employees and directors under deferred compensation plans. A liability is recorded for the value of the deferred compensation obligations amounting to $3.2 million and $2.6 million at December 31, 2020 and 2019, respectively. The Company holds marketable equity securities consisting of mutual fund investments and common stock deferred under the plans, which are held in a Rabbi Trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gain or losses realized from the sales of marketable equity securities. Benefits paid total $56 and $111 for the years ended December 31, 2020 and 2019, respectively.

The Company has entered into various salary continuation agreements with key officers. The agreements provide for the payment of specified amounts upon each employee’s retirement or death. The liability outstanding under the agreements was $299 and $362 at December 31, 2020 and 2019, respectively. The amount charged to operations was $31 and $37 for the years ended December 31, 2020 and 2019, respectively.

The Company is the beneficiary of insurance policies on the lives of certain key employees. These policies had a cash value of $13.5 million and $13.1 at December 31, 2020 and 2019, respectively, an increase in value of $400. During the year ended December 31, 2020, the Company received no proceeds from life insurance, and recorded no gain on life insurance benefit received. During the year ended December 31, 2019, the Company received proceeds from life insurance of $872, and recorded a gain on life insurance benefit received in the amount of $158.

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Earnings per common share for the year ended December 31 is presented in the following table.

	Years ended December 31,
	2020	2019
	(dollars in thousands, except per share amounts)
Net income	$1,317	$449

Weighted average shares outstanding for basic EPS
Weighted average shares outstanding	4,807,158	4,876,677
Less: Weighted average unallocated ESOP shares	164,987	172,895

Weighted average shares outstanding for basic EPS	4,642,171	4,703,782
Additional dilutive shares	43,037	—

Weighted average shares outstanding for dilutive EPS	4,685,208	4,703,782

Basic income per share	$0.28	$0.10

Diluted income per share	$0.28	$0.10

NOTE 20 — Stock Based Compensation

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

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 20 — Stock Based Compensation – (continued)

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2020:

2020
Dividend yield	0.00%
Risk-free interest rate	0.45%
Expected volatility	24.00%
Weighted average expected life	6.5
Weighted average per share value of options	$1.98

Based on the assumptions above, the estimated weighted average grant-date fair value of options granted was $431 during the year ended December 31, 2020.

A summary of the Company’s stock option activity for the period ended December 31, 2020 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	—	$—	—	—
Granted	218,115	7.89	9.30	451,154
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding December 31, 2020	218,115	7.89	9.30	451,154

Options exercisable at December 31, 2020	—	$—	—	—

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $61 in stock option expense during the twelve month period ended December 31, 2020.

At December 31, 2020, the Company had $370 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.3 years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	84,949	7.87
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2020	84,949	$7.87

1895 BANCORP OF WISCONSIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(In thousands)

NOTE 20 — Stock Based Compensation – (continued)

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $95 in restricted stock expense during the twelve month period ended December 31, 2020. At December 31, 2020, the Company had $574 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 4.3 years.

NOTE 21 — Subsequent Event

On March 2, 2021, the Boards of Directors of 1895 Bancorp of Wisconsin, MHC, 1895 Bancorp of Wisconsin, Inc. and the PyraMax Bank, FSB adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, 1895 Bancorp of Wisconsin, MHC will convert from the mutual holding company form of organization to the fully public form. 1895 Bancorp of Wisconsin, MHC will be merged into 1895 Bancorp of Wisconsin, Inc., and 1895 Bancorp of Wisconsin, MHC will no longer exist. 1895 Bancorp of Wisconsin, Inc. will then merge into a new Maryland corporation, also named 1895 Bancorp of Wisconsin, Inc. As part of the conversion, 1895 Bancorp of Wisconsin, MHC’s ownership interest in 1895 Bancorp of Wisconsin, Inc. will be offered for sale in a public offering. The existing publicly held shares of 1895 Bancorp of Wisconsin, Inc., which represent the remaining ownership interest in 1895 Bancorp of Wisconsin, Inc., will be exchanged for new shares of common stock of the new Maryland corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to 1895 Bancorp of Wisconsin, MHC’s ownership interest in the equity of 1895 Bancorp of Wisconsin, Inc. as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of 1895 Bancorp of Wisconsin, MHC as of the date of the latest statement of financial condition of 1895 Bancorp of Wisconsin, MHC prior to the consummation of the conversion (excluding its ownership of 1895 Bancorp of Wisconsin, Inc.). The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.

The current Coronavirus pandemic has continued to have an economic impact on the United States and the international community. While the Company has not experienced a material adverse impact as of the date of these financial statements, the future impact, if any, cannot be determined.

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2020, but prior to the release of these consolidated financial statements. Based on the results of this review, no other subsequent event disclosures or financial statement impacts to these consolidated financial statements are required.