Form 10-Q
period 2021-03-31
1895 Bancorp of Wisconsin, Inc.
filed 2021-05-17
CIK 1751692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

YES  ☐    NO  ☒

4,844,839 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 17, 2021.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$81,985	$87,977
Fed funds sold	1,496	4,549

Cash and cash equivalents	83,481	92,526
Available for sale securities, stated at fair value	67,940	58,703
Marketable equity securities, stated at fair value	3,146	2,992
Loans held for sale	2,828	2,484
Loans, net	327,565	329,073
Premises and equipment, net	6,134	6,275
Mortgage servicing rights, net	2,147	1,806
Federal Home Loan Bank (FHLB) stock, at cost	3,032	3,032
Accrued interest receivable	852	912
Cash value of life insurance	13,585	13,485
Other assets	6,406	5,469

TOTAL ASSETS	$517,116	$516,757

Liabilities and Stockholders’ Equity
Deposits	377,658	379,848
Advance payments by borrowers for taxes and insurance	6,097	2,737
FHLB advances	67,912	68,398
Accrued interest payable	143	183
Other liabilities	5,307	5,583

Total liabilities	457,117	456,749

Common stock (par value $0.01 per share) Authorized—90,000,000 shares at March 31, 2021 and December 31, 2020 Issued—4,972,064 at March 31, 2021 and 4,961,626 at December 31, 2020 (includes 91,615 and 84,949 unvested shares, respectively) Outstanding—4,844,839 at March 31, 2021 and 4,834,401 at December 31, 2020 (includes 91,615 and 84,949 unvested shares, respectively)	49	49
Additional paid-in capital	20,180	20,134
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 159,731 and 161,486 shares at March 31, 2021 and December 31, 2020, respectively	(1,597)	(1,615)
Less treasury stock at cost, 127,225 shares at March 31, 2021 and December 31, 2020	(1,228)	(1,228)
Retained earnings	42,051	41,530
Accumulated other comprehensive income, net of income taxes	544	1,138

Total stockholders’ equity	59,999	60,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,116	$516,757

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$3,294	$3,413
Securities, taxable	267	407
Other	56	41

Total interest and dividend income	3,617	3,861

Interest expense:
Interest-bearing deposits	256	850
Borrowed funds	200	110

Total interest expense	456	960

Net interest income	3,161	2,901
Provision for loan losses	—	—

Net interest income after provision for loan losses	3,161	2,901

Noninterest income:
Service charges and other fees	222	203
Loan servicing, net	574	(14)
Net gain on sale of loans	567	654
Net gain on sale of securities	12	7
Increase in cash surrender value of insurance	100	99
Change in market value of marketable equity securities	131	(324)
Other	4	(19)

Total noninterest income	1,610	606

Noninterest expense:
Salaries and employee benefits	2,455	1,684
Foreclosed assets, net	—	(9)
Advertising and promotions	18	32
Data processing	197	183
Occupancy and equipment	373	373
FDIC assessment	33	19
Other	1,013	791

Total noninterest expense	4,089	3,073

Income before income taxes	682	434
Income tax expense	161	147

Net income	$521	$287

Earnings per common share:
Basic	$0.11	$0.06

Diluted	$0.11	$0.06

Average common shares outstanding:
Basic	4,588,688	4,704,660
Diluted	4,697,342	4,705,531

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)—Unaudited

	Three months ended March 31,
	2021	2020
Net income	$521	$287

Other comprehensive loss:
Unrealized holding losses arising during the period	(801)	(163)
Reclassification adjustment for gains realized in net income	(12)	(7)

Other comprehensive loss before tax effect	(813)	(170)
Tax effect of other comprehensive loss items	219	46

Other comprehensive loss, net of tax	(594)	(124)

Comprehensive (loss) income	$(73)	$163

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) – Unaudited

	Common stock	Additional paid-in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2021	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008
Net income	—	—	—	—	521	—	521
Other comprehensive loss	—	—	—	—	—	(594)	(594)
Purchase of treasury stock	—	—	(15)	—	—	—	(15)
ESOP shares committed to be released (1,755 shares)	—	3	—	18	—	—	21
Issuance of treasury stock – stock compensation plan	—	(15)	15	—	—	—	—
Stock compensation expense	—	58	—	—	—	—	58

Balance as of March 31, 2021	$49	$20,180	$(1,228)	$(1,597)	$42,051	$544	$59,999

Balance as of January 1, 2020	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	287	—	287
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(124)	(124)
ESOP shares committed to be released (1,755 shares)	—	1	—	17	—	—	18

Balance as of March 31, 2020	$49	$19,982	$(175)	$(1,668)	$40,500	$(17)	$58,671

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—Unaudited

	Three months ended March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$521	$287
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	49	68
Depreciation	167	167
Net loss on sale of premises and equipment	—	33
Change in fair value of marketable equity securities	(154)	324
Adjustment to mortgage servicing rights valuation	(369)	324
Net gain on sale of available for sale securities	(12)	(7)
Stock compensation expense	58	—
Provision for deferred income tax	161	186
Originations of mortgage loans held for sale	(40,153)	(27,365)
Proceeds from sales of mortgage loans held for sale	40,376	27,580
Net gain on sale of mortgage loans held for sale	(567)	(654)
ESOP compensation	21	18
Net change in cash value of life insurance	(100)	(99)
Changes in operating assets and liabilities:
Mortgage servicing rights	28	236
Accrued interest receivable and other assets	(818)	(566)
Accrued interest payable and other liabilities	(316)	(1,462)

Net cash used in operating activities	(1,108)	(1,254)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	1,018	279
Maturities, prepayments, and calls of available for sale securities	2,052	3,961
Purchases of available for sale securities	(13,158)	—
Net decrease in loans	1,508	7,582
Net capital expenditures for premises and equipment	(26)	(135)
Net increase in Federal Home Loan Bank stock	—	(1,590)

Net cash (used in) provided by investing activities	(8,606)	10,097

Cash Flows From Financing Activities
Net decrease in deposits	(2,190)	(20,374)
Net increase in advance payments by borrowers for taxes and insurance	3,360	3,741
Proceeds from issuance of Federal Home Loan Bank advances	—	38,000
Principal payments on Federal Home Loan Bank advances	(486)	(9)
Purchases of treasury stock	(15)	—

Net cash provided by financing activities	669	21,358

Net (decrease) increase in cash and cash equivalents	(9,045)	30,201
Cash and cash equivalents at beginning of period	92,526	11,707

Cash and cash equivalents at end of period	$83,481	$41,908

Supplemental cash flow information:
Cash paid during the year for interest	$496	$952
Noncash activities:
Loans transferred to loans held for sale	$—	$124
Issuance of treasury stock – stock compensation plans	15	—
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	175

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

The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021.

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

Plan of Conversion and Reorganization

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

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2021, but prior to the release of the unaudited consolidated financial statements included in this quarterly report on Form 10-Q. Based on the results of this review, no subsequent event disclosures or financial statement impacts to these unaudited consolidated financial statements are required.

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

NOTE 3 – AVAILABLE FOR SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,772	$187	$(289)	$11,670
Government-sponsored mortgage-backed securities	46,913	861	(181)	47,593
Asset-backed securities	7,052	64	—	7,116
Certificates of deposit	1,458	103	—	1,561

Total	$67,195	$1,215	$(470)	$67,940

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,570	$244	$(11)	$11,803
Government-sponsored mortgage-backed securities	36,886	1,165	(12)	38,039
Asset-backed securities	7,231	57	(7)	7,281
Certificates of deposit	1,458	122	—	1,580

Total	$57,145	$1,588	$(30)	$58,703

Available for sale securities with a carrying value of $1.8 million and $2.0 million were pledged as collateral at March 31, 2021 and December 31, 2020, respectively.

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

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$737	$748
Due after one through 5 years	4,709	4,872
Due after 5 through 10 years	3,495	3,470
Due after 10 years	4,289	4,141

Total debt and other securities	13,230	13,231
Mortgage-related securities	46,913	47,593
Asset-backed securities	7,052	7,116

Total	$67,195	$67,940

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$5,173	$(289)	$—	$—	$5,173	$(289)
Government-sponsored mortgage-backed securities	19,347	(181)	—	—	19,347	(181)

Total	$24,520	$(470)	$—	$—	$24,520	$(470)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$4,235	$(11)	$—	$—	$4,235	$(11)
Government-sponsored mortgage-backed securities	4,984	(12)	—	—	4,984	(12)
Asset-backed securities	—	—	638	(7)	638	(7)

Total	$9,219	$(23)	$638	$(7)	$9,857	$(30)

At March 31, 2021 and December 31, 2020, respectively, the Company had 9 and 5 debt securities with unrealized losses representing aggregate depreciation of approximately 1.9% and 0.3% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Proceeds from sales of securities available-for-sale	$1,018	$279
Gross realized gains	12	7
Gross realized losses	—	—

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Commercial:
Real estate	$184,400	$189,291
Land development	1,475	1,492
Other	43,915	46,184
Residential real estate:
First mortgage	77,934	68,968
Construction	2,042	2,954
Consumer:
Home equity and lines of credit	19,955	22,348
Other	273	361

Subtotal	329,994	331,598
Net deferred loan costs	270	178
Allowance for loan losses	(2,699)	(2,703)

Loans, net	$327,565	$329,073

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of March 31, 2021 and December 31, 2020, respectively, the Company had transferred $31.8 million and $29.6 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

An analysis of past due loans is presented below:

	March 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$184,400	$184,400
Land development	—	—	—	1,475	1,475
Other	—	—	—	43,915	43,915
Residential real estate:
First mortgage	918	—	918	77,016	77,934
Construction	—	—	—	2,042	2,042
Consumer:
Home equity and lines of credit	28	5	33	19,922	19,955
Other	—	—	—	273	273

Total	$946	$5	$951	$329,043	$329,994

NOTE 4 – LOANS (continued)

	December 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$241	$—	$241	$189,050	$189,291
Land development	—	—	—	1,492	1,492
Other	33	—	33	46,151	46,184
Residential real estate:
First mortgage	684	137	821	68,147	68,968
Construction	—	—	—	2,954	2,954
Consumer:
Home equity and lines of credit	121	23	144	22,204	22,348
Other	—	—	—	361	361

Total	$1,079	$160	$1,239	$330,359	$331,598

There were no loans 90 days or more past due and accruing interest as of March 31, 2021 or December 31, 2020.

A summary of activity in the allowance for loan losses for the three months ended March 31, 2021 and March 31, 2020 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended March 31, 2021
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(16)	(16)
Recoveries	5	—	7	12

Ending balance	$1,614	$745	$340	$2,699

Three months ended March 31, 2020
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(5)	(5)
Recoveries	6	—	7	13

Ending balance	$1,241	$573	$194	$2,008

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	March 31, 2021
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$9,815	$625	$21	$10,461
Collectively evaluated for impairment	219,975	79,351	20,207	319,533

Total loans	$229,790	$79,976	$20,228	$329,994

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,614	745	340	2,699

Total allowance for loan losses	$1,614	$745	$340	$2,699

	December 31, 2020
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$10,573	$411	$21	$11,005
Collectively evaluated for impairment	226,394	71,511	22,688	320,593

Total loans	$236,967	$71,922	$22,709	$331,598

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	745	349	2,703

Total allowance for loan losses	$1,609	$745	$349	$2,703

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

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	March 31, 2021
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$160,045	$17,985	$6,370	$184,400
Land development	—	—	1,475	1,475
Other	36,658	5,287	1,970	43,915

Total	$196,703	$23,272	$9,815	$229,790

	December 31, 2020
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$163,961	$19,272	$6,058	$189,291
Land development	—	—	1,492	1,492
Other	37,675	5,705	2,804	46,184

Total	$201,636	$24,977	$10,354	$236,967

There were no loans rated Doubtful or Loss as of March 31, 2021 or December 31, 2020, respectively.

Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	March 31, 2021
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$76,804	$1,130	$77,934
Construction	2,042	—	2,042
Consumer:
Home equity and lines of credit	19,840	115	19,955
Other	273	—	273

Total	$98,959	$1,245	$100,204

NOTE 4 – LOANS (continued)

	December 31, 2020
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$67,817	$1,151	$68,968
Construction	2,954	—	2,954
Consumer:
Home equity and lines of credit	22,212	136	22,348
Other	361	—	361

Total	$93,344	$1,287	$94,631

Information regarding impaired loans is presented below:

	As of and for the Three Months Ended March 31, 2021
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	6,370	6,370	NA	6,402	59
Land development	1,475	1,475	NA	1,481	11
Other	1,970	1,977	NA	2,178	11
Residential real estate:
First mortgages	625	708	NA	626	4
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	21	51	NA	22	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	10,461	10,581	NA	10,709	85

Total impaired loans	$10,461	$10,581	$—	$10,709	$85

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	36	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	4	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	40	—

Impaired loans with no reserve:
Commercial:
Real estate	6,277	6,277	NA	6,268	332
Land development	1,492	1,492	NA	503	40
Other	2,804	2,804	NA	2,301	138
Residential real estate:
First mortgages	411	495	NA	568	261
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	21	51	NA	24	3
Other	—	—	NA	—	—

Total impaired loans with no reserve	11,005	11,119	NA	9,664	774

Total impaired loans	$11,005	$11,119	$—	$9,704	$774

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.

There were no additional funds committed to impaired loans as of March 31, 2021 and December 31, 2020.

Nonperforming loans are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$1,028	$1,068
Nonaccrual loans, troubled debt restructurings	217	219

Total nonperforming loans (NPLs)	$1,245	$1,287

Troubled debt restructurings, accruing	$428	$432

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2021 and year ended December 31, 2020.

The provisions of the March 2020 Coronavirus Aid, Relief and Economic Security (“CARES”) Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of March 31, 2021, the Company had deferrals of $354,000 in interest, escrow, and principal payments on $14.1 million in outstanding loans.

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2021 and 2020.

Information on non-accrual loans is presented below:

	March 31, 2021	December 31, 2020
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgages	1,130	1,151
Construction	—	—
Consumer:
Home equity and lines of credit	115	136
Other	—	—

Total non-accrual loans	$1,245	$1,287

Total non-accrual loans to total loans	0.38%	0.39%
Total non-accrual loans to total assets	0.24%	0.25%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $342.6 million and $345.1 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in thousands)
Mortgage servicing rights beginning balance	$1,806	$2,172
Additions	203	99
Amortization	(231)	(118)
Adjustments to valuation allowance	369	(217)

Mortgage servicing rights ending balance	$2,147	$1,936

Fair value at beginning of period	$1,806	$2,404
Fair value at end of period	$2,153	$1,958

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of March 31, 2021, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 14.6% to 44.7%, respectively, both of which were based on market data from independent organizations.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of March 31, 2021. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of March 31, 2021:	(in thousands)
2021	$454
2022	425
2023	397
2024	369
2025	338
Thereafter	164

Total	$2,147

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	March 31, 2021	December 31, 2020
	(in thousands)
Non-interest bearing checking	$94,784	$98,970
Interest bearing checking	33,693	30,630
Money market	102,663	103,724
Statement savings	64,610	58,895
Certificates of deposit (1)	81,908	87,629

Total	$377,658	$379,848

(1)	Included in these amounts are brokered deposits of $498,000 and $5.5 million as of March 31, 2021 and December 31, 2020, respectively.

The Company held $9.5 million and $8.7 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 6 – DEPOSITS (continued)

The scheduled maturities of certificates of deposit are presented below:

March 31, 2021
(in thousands)
2021	$59,683
2022	19,771
2023	778
2024	898
2025	651
Thereafter	127

Total	$81,908

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	March 31, 2021		December 31, 2020
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Fixed rate, COVID-19 Relief Advance, maturing May 2021	0%	$4,000	0%	$4,000
Fixed rate, fixed term advance, maturing July 2021	1.41%	7,000	1.41%	7,000
Fixed rate, fixed term advance, maturing February 2022	1.62%	6,500	1.62%	6,500
Fixed rate, fixed term advance, maturing February 2023	1.62%	6,500	1.62%	6,500
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	574	7.47%	584
Advance structured note, payments due monthly, maturing April 2030	1.05%	9,126	1.05%	9,365
Advance structured note, payments due monthly, maturing May 2030	1.19%	9,212	1.19%	9,449

Total		$67,912		$68,398

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	March 31, 2021
	Weighted Average Rate	Amount
	(dollars in thousands)
2021	1.26%	$12,469
2022	1.46%	8,481
2023	1.54%	8,506
2024	1.28%	2,032
2025	1.30%	2,059
Thereafter	1.07%	34,365

Total		$67,912

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES (continued)

The Company maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the value of the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity.

The Company has pledged approximately $152.0 million and $149.1 million of qualifying loans as collateral for Federal Home Loan Bank advances as of March 31, 2021 and December 31, 2020, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million and $3.0 million of Federal Home Loan Bank stock held by the Company as of March 31, 2021 and December 31, 2020, respectively. The Company’s available and unused portion of this borrowing agreement totaled $83.0 million and $79.6 million as of March 31, 2021 and December 31, 2020, respectively. Additional borrowing would require additional purchase of FHLB stock.

Additionally, at March 31, 2021 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2021. The Company also had a $6.8 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.3 million at March 31, 2021. The Company had not drawn on the Federal Reserve line as of March 31, 2021.

NOTE 8 – INCOME TAXES

Income tax expense was $161,000 and $147,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the deferred tax asset valuation allowance was $934,000, reducing our net deferred tax asset to $3.4 million at each respective date.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at March 31, 2021.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	March 31, 2021
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$18,315	$41,000	$59,315
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,073	—	1,073
Commitments to sell loans	36,777	—	36,777
Overdraft protection program commitments	4,063	—	4,063

	December 31, 2020
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$12,084	$41,778	$53,862
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,087	—	1,087
Commitments to sell loans	53,847	—	53,847
Overdraft protection program commitments	4,104	—	4,104

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $2.4 million of commitments to deliver loans through the Program as of March 31, 2021. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of March 31, 2021 and December 31, 2020, the Company had no liability outstanding related to the Program.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $21,000 and $18,000 in compensation expense for the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Shares committed to be released	1,755	7,021
Total allocated shares	14,042	7,021
Total unallocated shares	159,731	161,486

Total ESOP shares	175,528	175,528

Fair value of unallocated shares (based on $14.24 and $9.96 share price as of March 31, 2021 and December 31, 2020, respectively)	$2,275	$1,608

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Beginning balance	$1,034	$1,172
New loans	11	512
Repayments	(61)	(650)

Ending balance	$984	$1,034

Deposits from directors, executive officers, and their affiliates totaled $1.1 million and $940,000 at March 31, 2021 and December 31, 2020, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $6,000 and $7,000 during the three months ended March 31, 2021 and 2020, respectively.

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

		Recurring Fair Value Measurements Using
	March 31, 2021	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,146	$3,146	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	11,670	—	11,670	—
Government-sponsored mortgage-backed securities	47,593	—	47,593	—
Asset-backed securities	7,116	—	7,116	—
Certificates of deposit	1,561	—	1,561	—

Total	$71,086	$3,146	$67,940	$—

		Recurring Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,992	$2,992	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	11,803	—	11,803	—
Government-sponsored mortgage-backed securities	38,039	—	38,039	—
Asset-backed securities	7,281	—	7,281	—
Certificates of deposit	1,580	—	1,580	—

Total	$61,695	$2,992	$58,703	$—

Impaired loans are measured at fair value on a non-recurring basis. There were no loans that were considered impaired with a specific valuation allowance as of March 31, 2021 and December 31, 2020.

Mortgage servicing rights are measured at fair value on a non-recurring basis. Mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimated fair value of $1.8 million as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against mortgage servicing rights of $369,000 during the period December 31, 2020. At March 31, 2021, there was no valuation allowance against mortgage servicing rights.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of financial instruments are presented below:

	March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$83,481	$83,481	$—	$—
Available for sale securities	67,940	—	67,940	—
Marketable equity securities stated at fair value	3,146	3,146	—	—
Loans held for sale	2,828	—	2,828	—
Loans	327,565	—	—	330,758
Rate lock commitments	189	—	—	189
Accrued interest receivable	852	852	—	—
Cash value of life insurance	13,585	—	—	13,585
FHLB stock	3,032	—	—	3,032
Financial liabilities:
Deposits	377,658	295,751	—	82,048
Advance payments by borrowers for taxes and insurance	6,097	6,097	—	—
FHLB advances	67,912	—	—	69,667
Accrued interest payable	143	143	—	—

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$92,526	$92,526	$—	$—
Available for sale securities	58,703	—	58,703	—
Loans held for sale	2,484	—	2,484	—
Loans	329,073	—	—	332,882
Rate lock commitments	354	—	—	354
Accrued interest receivable	912	912	—	—
Cash value of life insurance	13,485	—	—	13,485
FHLB stock	3,032	—	—	3,032
Marketable equity securities stated at fair value	2,992	2,992	—	—
Financial liabilities:
Deposits	379,848	292,219	—	87,884
Advance payments by borrowers for taxes and insurance	2,737	2,737	—	—
FHLB advances	63,398	—	—	70,561
Accrued interest payable	183	183	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	March 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$50,460	9.9%	$20,345	4.0%	$25,431	5.0%
Risk-based:
Common Equity Tier 1	50,460	15.7%	14,502	4.5%	20,947	6.5%
Tier 1	50,460	15.7%	19,335	6.0%	25,781	8.0%
Total	53,159	16.5%	25,781	8.0%	32,226	10.0%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$49,534	9.8%	$20,195	4.0%	$25,243	5.0%
Risk-based:
Common Equity Tier 1	49,534	15.1%	14,725	4.5%	21,269	6.5%
Tier 1	49,534	15.1%	19,633	6.0%	26,177	8.0%
Total	52,237	16.0%	26,177	8.0%	32,722	10.0%

NOTE 14 – EARNINGS PER SHARE (EPS)

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

Earnings per common share for the three months ended March 31, 2021 and the three months ended March 31, 2020 are presented in the following table.

	Three months ended March 31,
	2021	2020
	(dollars in thousands, except per share amounts)
Net income	$521	$287
Basic weighted average common shares outstanding:
Weighted average shares outstanding	4,838,344	4,876,677
Less: Weighted average unallocated ESOP shares	160,599	172,017
Less: Unvested restricted stock awards	89,057	—

Total basic weighted average common shares outstanding	4,588,688	4,704,660
Effective dilutive potential common shares	108,654	871

Total diluted weighted average shares outstanding	4,697,342	4,705,531

Basic earnings per share	$0.11	$0.06

Diluted earnings per share	$0.11	$0.06

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the period ended March 31, 2021:

	March 31, 2021	March 31, 2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.96%	0.55%
Expected volatility	24.64%	22.30%
Weighted average expected life	6.5	6.5
Weighted average per share value of options	$2.76	$1.84

A summary of the Company’s stock option activity for the period ended March 31, 2021 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	218,115	$7.89	9.30	451,154
Granted(1)	28,350	10.21	6.50	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding March 31, 2021	246,465	8.16	9.15	1,498,801

Options exercisable at March 31, 2021	11,923	7.88	9.00	75,804

(1) Includes 7,998 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2021:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	218,115	$1.98
Granted	28,350	2.76
Vested	(11,923)	1.83
Forfeited	—	—

Nonvested at March 31, 2021	234,542	$2.06

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $23,000 in stock option expense during the three month period ended March 31, 2021. At March 31, 2021, the Company had $426,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.21 years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	84,949	$7.87
Granted(1)	11,436	10.21
Vested	(4,770)	7.88
Forfeited	—	—

Nonvested at March 31, 2021	91,615	$8.16

(1)	Includes 998 shares granted as a restricted stock inducement award to the Company’s President and Chief Operating Officer

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $35,000 in restricted stock option expense during the three month period ended March 31, 2021. At March 31, 2021, the Company had $655,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 4.20 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2021 and for the three months ended March 31, 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of March 31, 2021, the Company had deferrals of $354,000 in interest, escrow, and principal payments on $14.1 million in outstanding loans.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company actively participated in assisting our customers with applications for resources through the program until its initial closing on August 8, 2020. PPP loans originated by the Company have: (a) an interest rate of 1.0%, (b) two-year and five-year loan terms to maturity; and (c) principal and interest payments deferred for ten months after the end date of the borrowers forgiveness period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, at March 31, 2021, we had funded 246 PPP loans totaling $30.3 million, of which $23.8 million had been forgiven through March 31, 2021.

On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. Among the changes to the PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25% of gross receipts in any quarter during 2020 compared to the corresponding quarter in 2019 (or demonstrating a loss of 25% of gross receipts for the calendar year 2020 compared to calendar year 2019); (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses (including cloud computing services and other business software) as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that EIDL Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven) are now tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven). As of March 31, 2021, we have funded 112 second round PPP loans totaling $9.1 million.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets were $517.1 million at March 31, 2021, an increase of $359,000, or 0.1%, when compared to total assets of $516.8 million at December 31, 2020. The increase was primarily due to an increase in securities available for sale of $9.2 million, an increase in other assets of $937,000 and an increase in loans held for sale of $344,000. The increase was partially offset by a decrease in cash and cash equivalents of $9.0 million and a decrease in net loans of $1.5 million at March 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents decreased $9.0 million, or 9.8%, to $83.5 million at March 31, 2021, from $92.5 million at December 31, 2020. The decrease was primarily due to the increase in securities available for sale of $9.2 million. Cash and cash equivalents are expected to decrease in 2021 as customers withdraw PPP loan proceeds and excess funds on deposit due to the COVID-19 pandemic.

Available for Sale Securities. Available for sale securities increased $9.2 million, or 15.7%, to $67.9 million at March 31, 2021, from $58.7 million at December 31, 2020. The increase was primarily due to purchases of available for sale securities totaling $13.2 million during the three months ended March 31, 2021. These were offset due to sales of available-for-sale securities of $1.0 million as well as maturities, prepayments and calls of available for sale securities totaling $2.1 million and a reduction in the unrealized gain held within the portfolio of $813,000.

Loans Held for Sale. Loans held for sale increased $344,000, or 13.8%, to $2.8 million at March 31, 2021, from $2.5 million during December 31, 2020. This increase was due primarily to increased volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the declining interest rate environment.

Net Loans. Net loans decreased $1.5 million, or 0.5%, to $327.6 million at March 31, 2021, from $329.1 million at December 31, 2020. The decrease was due primarily to a $7.2 million decrease in commercial loans and a $2.5 million decrease in consumer loans due to normal payment and refinancing activity and a $92,000 decrease in deferred loan fees. The decrease was partially offset by a $9.1 million increase in PPP loans and an $8.1 million increase in residential real estate loans as these types of loans were retained within the portfolio.

Other Assets. Other assets increased $937,000, or 17.1%, to $6.4 million at March 31, 2021, from $5.5 million at December 31, 2020. This increase was primarily due to increases in accounts receivable and prepaid expenses, which increased $430,000, or 100.0%, and $330,000, or 86.4%, respectively. Accounts receivable increase due to costs associated with the second step stock offering and prepaid expenses increased due to costs associated with prepaid insurance policies.

Deposits. Deposits decreased $2.2 million, or 0.6%, to $377.7 million at March 31, 2021, from $379.8 million at December 31, 2020. This decrease was primarily due to a $4.2 million decrease in noninterest bearing checking accounts to $94.8 million at March 31, 2021 from $99.0 million at December 31, 2020, a $1.0 million decrease in money market account to $102.7 million at March 31, 2021 from $103.7 million at December 31, 2020 and a $5.7 million decrease in certificates of deposits to $81.9 million at March 31, 2021 from $87.6 million at December 31, 2020, including a decrease in brokered certificates of deposits of $5.0 million to $498,000 at March 31, 2021 from $5.5 million at December 31, 2020 as we replaced maturing brokered certificates with lower cost FHLB advances. These decreases were partially offset by an increase of statement savings accounts of $5.7 million to $64.6 million at March 31, 2021 from $58.9 million at December 31, 2020, and a $3.1 million increase in interest bearing checking accounts to $33.7 million at March 31, 2021 from $30.6 million at December 31, 2020. We continued our marketing focus to concentrate on non-maturing deposits as these accounts carry lower interest rates and offer more flexibility in a changing rate environment.

Advance Payments by Borrowers for Taxes and Insurance. Due to normal seasonal activity, advance payments by borrowers for taxes and insurance increased by $3.4 million, or 122.8%, to $6.1 million at March 31, 2021 from $2.7 million at December 31, 2020.

FHLB Advances. Borrowings, consisting entirely of FHLB advances, decreased $486,000, or 0.7%, to $67.9 million at March 31, 2021, from $68.4 million at December 31, 2020. The decrease was due to principal repayments on existing advances.

Total Equity. Total equity decreased $9,000, to $60.0 million at March 31, 2021. The decrease was primarily due to a reduction of other comprehensive income of $594,000 for the three months ended March 31, 2021 due to a reduction in the market value of available for sale securities. This was partially offset by net income of $521,000. In addition, total equity increased $64,000 related to net stock-based compensation

Average Balances and Yields

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

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$332,726	$3,294	4.01%	$309,937	$3,413	4.42%
Securities available-for-sale	60,283	267	1.80%	69,878	407	2.34%
Other interest-earning assets	87,006	56	0.26%	16,053	41	1.01%

Total interest-earning assets	480,015	3,617	3.06%	395,868	3,861	3.91%
Non-interest-earning assets	32,417			34,950

Total assets	$512,432			$430,818

Interest-earning liabilities:
NOW accounts	$31,843	$8	0.11%	$25,606	$19	0.30%
Money market accounts	102,056	79	0.31%	67,449	151	0.90%
Savings accounts	62,022	10	0.06%	47,892	16	0.13%
Certificates of deposit	84,289	159	0.76%	131,841	664	2.02%

Total interest-bearing deposits	280,210	256	0.37%	272,788	850	1.25%
Federal Home Loan Bank advances	68,079	200	1.19%	32,012	110	1.37%
Other interest-bearing liabilities	5,227	—	—	3,819	—	—

Total interest-bearing liabilities	353,516	456	0.52%	308,619	960	1.25%
Non-interest-bearing deposits	98,033			66,740
Other non-interest-bearing liabilities	5,176			2,784

Total liabilities	456,725			378,143
Total stockholders’ equity	55,707			52,675

Total liabilities and stockholders’ equity	$512,432			$430,818

Net interest income		$3,161			$2,901

Net interest-earning assets	$126,499			$87,249

Interest rate spread(1)			2.54%			2.66%
Net interest margin(2)			2.63%			2.93%
Average interest-earning assets to average interest-bearing liabilities	135.78%			128.27%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$319	(438)	(119)
Securities	(51)	(89)	(140)
Other	18	(3)	15

Total interest-earning assets	286	(530)	(244)

Interest-bearing liabilities:
NOW	(6)	17	11
Money market deposits	(261)	333	72
Savings	(8)	14	6
Certificates of deposit	184	321	505

Total interest-bearing deposits	(91)	685	594
Borrowings	(103)	13	(90)
Other	—	—	—

Total interest-bearing liabilities	(194)	698	504

Change in net interest income	$92	168	260

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

Net Income. We recorded net income of $521,000 for the three months ended March 31, 2021, compared to net income of $287,000 recorded for the three months March 31, 2020. This increase was due to a $260,000 increase in net interest income. There was also a $1.0 million increase in noninterest income which was offset by a $1.0 million increase in noninterest expense.

Interest and Dividend Income. Interest and dividend income decreased by $244,000, or 6.3%, to $3.6 million for the three months ended March 31, 2021, from $3.9 million for the three months March 31, 2020. The decrease was due primarily to the declining interest rate environment brought on by the COVID-19 pandemic. As a result, interest income from loans decreased by $119,000, or 3.5%, to $3.3 million for the three months ended March 31, 2021, from $3.4 million for the three months ended March 31, 2020. Interest income from securities and other assets decreased by $125,000, or 27.9%, to $323,000 for the three months ended March 31, 2021, from $448,000 for the three months ended March 31, 2020.

Average interest-earning assets increased $84.1 million, or 21.2%, to $480.0 million for the three months ended March 31, 2021, from $395.9 million for the three months March 31, 2020. The weighted average yield on interest-earning assets decreased 85 basis points, to 3.06% for the three months ended March 31, 2021, from 3.91% for the three months ended March 31, 2020.

Interest Expense. Interest expense decreased $504,000, or 52.5%, to $456,000 for the three months ended March 31, 2021, from $960,000 for the three months March 31, 2020. The decrease was due primarily to the declining interest rate environment brought on by the COVID-19 pandemic as rates on interest-bearing liabilities decreased 73 basis points and our shift from certificates of deposits into lower cost FHLB advances as sources of funding.

Net Interest Income. Net interest income increased approximately $260,000, or 8.9%, to $3.2 million for the three months ended March 31, 2021, from $2.9 million for the three months March 31, 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2021, and for the three months ended March 31, 2020. The allowance for loan losses was $2.7 million, or 0.82%, of total loans (and 0.86% excluding PPP loans), at March 31, 2021, compared to $2.7 million, or 0.81% of total loans (and 0.86% excluding PPP loans), at December 31, 2020. Nonaccrual loans constituted 0.38% of total gross loans (and 0.40% excluding PPP loans) at March 31, 2021, compared to 0.39% of gross loans at December 31, 2020 (and 0.41% excluding PPP loans). Net charge-offs for the three months ended March 31, 2021 were $4,000 compared to net recoveries of $8,000 for the three months March 31, 2020.

Noninterest Income. Noninterest income increased $1.0 million, or 165.5%, for the three months ended March 31, 2021. The increase was due primarily to an increase in loan servicing fees of $588,000, primarily due to the reversal of a $369,000 impairment previously recorded against the value of mortgage servicing rights. The value of mortgage servicing rights increased as a result of an increase in market interest rates. In addition, the change in unrealized gain or loss on the market value of our Rabbi Trust accounts increased $455,000, or 140.4% with an unrealized gain of $131,000 recognized during the three months ended March 31, 2021, compared to an unrealized loss of $324,000 recognized during the three months ended March 31, 2020.

Noninterest Expense. Noninterest expense increased $1.0 million, or 33.1%, to $4.1 million for the three months ended March 31, 2021 from $3.1 million for the three months March 31, 2020. The increase was primarily due to a $771,000, or 45.8%, increase in salary and benefit costs which were impacted by a $455,000 increase in the market value of our Rabbi trust accounts. In addition, other expense increased $222,000, or 28.1%, to $1.0 million for the three months ended March 31, 2021 from $791,000 for the three months ended March 31, 2020. Tax and accounting services costs increased $102,000, or 117.2%, and software expenses increased $60,000, or 47.3%, for the three months ended March 31, 2021.

Income Taxes. Income tax expense was $161,000 for the three months ended March 31, 2021 and $147,000 for the three months ended March 31, 2020.

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

The table below sets forth, as of March 31, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,792	19.06%
+300	13,335	15.12%
+200	12,817	10.65%
+100	12,254	5.79%
Level	11,584	—%
-100	11,030	(4.78)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

The table below sets forth, as of March 31, 2021, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EV(2)	Amount	Percent
	(Dollars in thousands)
400	$70,516	$10,608	17.71%
300	68,201	8,293	13.84%
200	66,323	6,415	10.71%
100	63,682	3,774	6.30%
—	59,908	—	—%
(100)	58,003	(1,905)	(3.18)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2021, in the event of a 100-basis point increase in interest rates, we would have experienced a 6.30% increase in our EVE. In the event of a 200-basis point increase in interest rates at March 31, 2021, we would have experienced a 10.71% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2021, we had $67.9 million outstanding in advances from the FHLB. At March 31, 2021, we had $83.0 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at March 31, 2021 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2021. The Company also had a $6.8 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.3 million at March 31, 2021. The Company had not drawn on the Federal Reserve line as of March 31, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of available for sale securities and the purchase of FHLB stock, offset by proceeds from sales of securities, maturing securities and pay downs on securities, was $8.6 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $10.1 million for the three months ended March 31, 2020. This change in net cash related to investing activities is primarily due to $13.2 million in purchases of available for sale securities during the three months ended March 31, 2021, compared to no purchases of available for sale securities for the three months ended March 31, 2020. Further, net loans decreased $1.5 million during the three months ended March 31, 2021 whereas net loans decreased by $7.6 million during the same period in 2020. Net cash provided by financing activities, consisting primarily of a decrease of $2.2 million in deposits and an increase of $3.4 million in advance payments by borrowers for taxes and insurance, was $669 for the three months ended March 31, 2021. Net cash provided by financing activities was $21.4 million for the three months ended March 31, 2020, as a $20.4 million decrease in deposits was offset by $38.0 million in proceeds from the issuance of FHLB advances and $3.7 million in advance payments by borrowers for taxes and insurance.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

The Company’s Board of Directors authorized a stock repurchase plan in the first quarter of 2020 allowing the Company to repurchase up to 109,725 shares of stock. As of March 31, 2021, the Company had repurchased 109,725 shares at an average price of $9.60 under the approved stock repurchase plan.

At March 31, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $50.5 million, or 9.9% of adjusted total assets, which is above the well-capitalized required level of $25.4 million, or 5.0%, and total risk-based capital of $53.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $32.2 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

	March 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$50,460	9.9%	$20,345	4.0%	$25,431	5.0%
Risk-based:
Common Tier 1	50,460	15.7%	14,502	4.5%	20,947	6.5%
Tier 1	50,460	15.7%	19,335	6.0%	25,781	8.0%
Total	53,159	16.5%	25,781	8.0%	32,226	10.0%

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

The following tables present contractual obligations at March 31, 2021 and December 31, 2020.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At March 31, 2021:
Long-term debt obligations	$67,912	$19,462	$10,500	$4,104	$33,846
Operating lease obligations	287	77	166	44	0

Total	$68,199	$19,539	$10,666	$4,148	$33,846

At December 31, 2020:
Long-term debt obligations	$68,398	$12,956	$16,987	$4,091	$34,364
Operating lease obligations	20	20	—	—	—

Total	$68,419	$12,977	$16,987	$4,091	$34,364

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There are no material changes from the risk factors included within that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Plan of Conversion and Reorganization of 1895 Bancorp of Wisconsin, MHC dated March 2, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2021 (Commission File No. 001-38778))

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

10.1	Employment Offer Letter, dated as of January 19, 2021, by and between 1895 Bancorp of Wisconsin, Inc., PyraMax Bank, FSB and David Ball (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 25, 2021 (Commission File No. 001-38778))

10.2	Employment Agreement, dated as of January 19, 2021, by and between PyraMax Bank, FSB and David Ball (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 25, 2021 (Commission File No. 001-38778))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: May 17, 2021	/s/ Richard B. Hurd
Richard B. Hurd
Chief Executive Officer

Date: May 17, 2021	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)